Form 10-Q
period 1995-03-31
MELAMINE CHEMICALS INC
filed 1995-05-01
CIK 816955

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1995

Commission File No. 0-16032
                    -------

                            Melamine Chemicals, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                               64-0475913
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification Number)

    Highway 18 West       Donaldsonville, Louisiana                    70346
- --------------------------------------------------------------------------------
    (Address of Principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (504) 473-3121
                                                    ----------------


                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES   X    NO
                                                            -----     -----

5,450,300 shares of Melamine Chemicals, Inc. common stock $.01 par value per share were outstanding on May 1, 1995. Registrant has no other class of common stock outstanding.

                                        (This document contains 10 sequentially
                                        numbered pages including exhibits,
                                        indices, and financial statements, notes to financial statements and schedules. The exhibit index to this document is located at page 8.)

Part I.  Financial Information

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                        MARCH 31,        June 30,
                                                          1995             1994
                                                   ----------------      ----------
ASSETS
Current assets:
  Cash                                             $      2,873,884         357,821
  Receivables:
    Trade (net of allowance for doubtful debts of
      $150,000 at March and June)                         9,650,806       9,279,871
    Income taxes                                            325,211         529,822
    Other                                                   165,872         109,813
- -----------------------------------------------------------------------------------
          Total receivables                              10,141,889       9,919,506
- -----------------------------------------------------------------------------------
  Inventories:
    Finished goods                                          894,000         818,000
    Supplies                                                204,123         224,507
- -----------------------------------------------------------------------------------
          Total inventories                               1,098,123       1,042,507
- -----------------------------------------------------------------------------------
  Prepaid expenses:
      Spare parts                                         2,107,596       2,260,376
      Other                                                 434,351          73,776
- -----------------------------------------------------------------------------------
          Total prepaid  expenses                         2,541,947       2,334,152
- -----------------------------------------------------------------------------------
  Deferred income taxes                                   1,115,513       1,115,513
- -----------------------------------------------------------------------------------
          Total current assets                           17,771,356      14,769,499
- -----------------------------------------------------------------------------------
Plant and equipment, at cost                             42,918,228      42,022,996
  Less accumulated depreciation                          19,274,744      16,601,166
- -----------------------------------------------------------------------------------
          Net plant and equipment                        23,643,484      25,421,830
- -----------------------------------------------------------------------------------
Other assets                                                449,162         418,380
- -----------------------------------------------------------------------------------
                                                   $     41,864,002      40,609,709
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        2,525,130       3,139,557
  Accrued expenses                                          683,870         677,552
  Current maturity of lease obligation                            0          72,622
  Amounts due to related parties                          1,287,375       1,223,164
- -----------------------------------------------------------------------------------
          Total current liabilities                       4,496,375       5,112,895
- -----------------------------------------------------------------------------------
Note payable                                                      0       2,000,000
Long-term portion of lease obligaton                              0         230,654
Deferred income taxes                                     5,571,759       4,506,063
Stockholders' equity:
  Preferred stock of $.01 par value.
    Authorized 2,000,000 shares; none issued.                     0               0
  Common stock of $.01 par value.  Authorized
    20,000,000 shares; issued and outstanding 5,450,300
    at March and 5,450,000 at June                           54,503          54,500
  Additional paid-in capital                             16,798,970      16,797,398
  Retained earnings                                      14,942,395      11,908,199
- -----------------------------------------------------------------------------------
          Total stockholders' equity                     31,795,868      28,760,097
- -----------------------------------------------------------------------------------
                                                   $     41,864,002      40,609,709
===================================================================================


See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                        QUARTER ENDED                NINE MONTHS ENDED
                                           MARCH 31,                     MARCH 31,
                                     1995            1994            1995           1994
                                 ------------     ----------    -------------    ----------
Net sales                        $ 12,155,554     10,024,584    $  33,130,124    27,707,451
Cost of sales                       9,959,210      9,963,334       27,041,847    31,128,632
- -------------------------------------------------------------------------------------------
      Gross profit (loss)           2,196,344         61,250        6,088,277    (3,421,181)
 Selling, general and
   administrative expenses            793,523        722,400        2,261,435     2,098,353
Research and development costs         54,003         28,844          168,641       112,936
- -------------------------------------------------------------------------------------------
      Operating profit (loss)       1,348,818       (689,994)       3,658,201    (5,632,470)

Other income (expense):
    Interest income                    19,466         21,377           31,004        46,161
    Interest expense                        0        (82,123)         (48,799)     (264,784)
    Sale of technology                      0      1,715,240                0     1,715,240
    Miscellaneous                     191,195         39,434          171,307       177,270
- -------------------------------------------------------------------------------------------
       Earnings (loss) before
         income taxes               1,559,479      1,003,934        3,811,713    (3,958,583)
Income tax (benefit)                  (33,287)       361,416          777,517    (1,425,090)
- -------------------------------------------------------------------------------------------
      Net earnings (loss)        $  1,592,766        642,518    $   3,034,196    (2,533,493)
===========================================================================================

Earnings (loss) per common share:
    Primary                      $        .29            .12    $         .55          (.46)
===========================================================================================

    Fully diluted                $        .29            .12    $         .55          (.46)
===========================================================================================

Weighted average shares             5,450,300      5,450,000        5,450,233     5,450,000
===========================================================================================
Dividends per common share       $       0.00           0.00    $        0.00          0.00
===========================================================================================


See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                QUARTER ENDED                NINE MONTHS ENDED
                                                   MARCH 31,                     MARCH 31,
                                             1995            1994            1995           1994
                                         ------------     ----------    -------------    ----------
Cash flows from operating activities:
   Net earnings (loss)                   $   1,592,766        642,518   $   3,034,196   (2,533,493)
   Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                             914,794        837,190       2,705,236    2,491,753
      Increase (decrease) in deferred          291,923        340,205       1,065,696   (1,072,215)
      income taxes
      Gain on asset sale                        (5,906)    (1,715,240)         (5,906)  (1,716,740)
      Change in assets and liabilities:
        Decrease (increase) in:
          Receivables                       (1,297,686)      (603,925)       (222,383)  (1,522,817)
          Inventories                          314,182      1,535,939         (55,616)   6,535,020
          Prepaid expenses                     453,117         15,249        (207,795)    (507,456)
        Increase (decrease) in:
          Accounts payable                    (282,001)        93,006        (614,427)    (755,147)
          Accrued expenses                      88,072         49,864           6,318      119,783
          Amounts due to related parties       713,787        583,799          64,211      226,468
- --------------------------------------------------------------------------------------------------
          Cash provided by operating
            activities                       2,783,048      1,778,605       5,769,530    1,265,156
- --------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                       (440,720)      (253,003)       (929,009)  (1,129,463)
   Decrease (increase) in other assets         (20,634)        13,607         (30,782)    (319,534)
   Proceeds from asset sale                      8,025        500,000           8,025      501,500
- --------------------------------------------------------------------------------------------------
          Cash provided (used) by
            investing activities              (453,329)       260,604        (951,766)    (947,497)
- --------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   (Repayment) of note payable                       0     (1,750,000)     (2,000,000)    (250,000)
   Proceed from exercise of stock options            0              0           1,575            0
   Borrowings from (payments under) lease
     obligation                                      0        (22,444)       (303,276)     316,905
- --------------------------------------------------------------------------------------------------
          Cash provided (used) by
           financing activities                      0     (1,772,444)     (2,301,701)      66,905
- --------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents        2,329,719        266,765       2,516,063      384,564
Cash and cash equivalents at beginning
   of period                                   544,165        415,458         357,821      297,659
- --------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                                 $   2,873,884        682,223   $   2,873,884      682,223
==================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes                       $           0              0   $           0          478
==================================================================================================
      Interest                           $       7,227         55,417   $      73,318      251,639
==================================================================================================



See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements for the three and nine-month periods ended March 31, 1995 and 1994 have not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

2. INCOME TAXES

     The Company has reached an agreement with the Internal Revenue Service
(IRS) in connection with their audit of fiscal years 1987 through 1994. The IRS has allowed additional tax basis for certain assets purchased in fiscal 1987. The impact of the agreement is a net tax benefit of $594,700. The Company expects to receive $325,000 in refunds in fiscal 1996 and the remainder of the benefit will be realized in subsequent years. The tax benefit of the agreement reached was recognized in the fiscal quarter ended March 31, 1995.

3. CONTINGENCIES

     Various legal actions are pending against the Company which seek relief or damages including an action seeking contribution to cleaning costs of a Superfund site by plaintiff parties identified by the United States Environmental Protection Agency (EPA). In addition, in March 1995, the Company received notice that it had been named a potentially responsible party (PRP) at another Superfund site located near Iota, Louisiana. The EPA is attempting to recover approximately $4.7 million from approximately 350 PRP's, including the Company. While the final outcome of these matters cannot be predicted with certainty at this time, management believes, after consulting with counsel, that the ultimate liability, if any, will not have a material effect on the consolidated financial position and results of operations of the Company.



Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    During the third quarter of fiscal 1995, the Company's cash position and working capital continued to improve. This improvement was caused primarily by:

    -   improved earnings; and
    -   a low level of capital expenditures in the third quarter.

    During the third quarter of fiscal 1995, the Company incurred capital expenditures of approximately $441,000. Capital expenditures are now expected to total approximately $1.5 million for the year. While funds from operations are expected to be adequate to pay for capital expenditures, any unexpected shortfall can be funded from the Company's $7.5 million lines of credit which expire on April 1, 1996. The Company has requested the banks to extend these lines for one year. No response has been received as of the date of this filing.

Results of Operations

    The results for the three- and nine-month periods ended March 31, 1995 and 1994 follow:

                                           Quarter Ended            Nine Months Ended
                                              March 31,                 March 31,
                                           --------------          -------------------
                                           1995     1994           1995           1994
                                           ----     ----           ----           ----
            Sales:
               Millions of pounds          25.5     27.0           75.8           74.7
               Average price/pound         47.7c.   37.1c.         43.7c.         37.1c.
            Production:
               Millions of pounds          24.4     23.0           75.5           57.8
               Cost of sales/pound         39.1c.   36.8c.         35.7c.         42.7c.

    Sales volume for the third quarter of fiscal 1995 decreased as compared to the third quarter of fiscal 1994 and as compared to the immediately preceding quarter. Demand in both the U.S. and Europe is increasing as the economic recovery continues. However, the Company is continuing to hold back on sales volume because of the low level of inventory on hand. The Company hopes to increase its inventory from its current level of about a two week supply.

    Sales prices in the third quarter of fiscal 1995 were 29% higher than the year before and 13% higher than the immediately preceding quarter. These increases reflect the impact on demand of improving economies. Sales prices in the next few quarters are expected to increase further as supply and demand come more into balance and under the pressure of increasing raw material costs. The Company expects to announce another overall price increase effective July 1, 1995.

    The cost of sales per pound in the three-months ended March 31, 1995 was 6% above the same period last year and 15% above the prior quarter. The increases were mainly due to higher raw material prices.

    Raw material prices for the fourth quarter of fiscal 1995 are expected to increase cost of sales by 4.5c./pound as compared to the third fiscal quarter. The Company will attempt to offset any raw material price increases by further increasing sales prices, but the ultimate success of this effort is impossible to predict.

    During the nine months ended March 31, 1995, research and development costs increased over the level of the same period in the previous year. While the absolute dollar increase was not significant, the percentage increase reflects the Company's increased research efforts in commercializing melamine modifiers and finding new uses for melamine.

    Interest expense for the three-months and nine-months ended March 31, 1995 decreased as compared to the same periods in the prior year. The decrease is due to the decreased level of borrowing in fiscal 1995 as compared to fiscal 1994.

    Miscellaneous income increased significantly for the quarter as compared to the prior year and as compared to the prior quarter. All of the increase was due to currency exchange gains recognized during the quarter because of the weakening U.S. dollar.

     The Company has reached an agreement with the Internal Revenue Service
(IRS) in connection with their audit of fiscal years 1987 through 1994. The IRS has allowed additional tax basis for certain assets purchased in fiscal 1987. The impact of the agreement is a net tax benefit of $594,700. The Company expects to receive $325,000 in refunds in fiscal 1996 and the remainder of the benefit will be realized in subsequent years. The tax benefit of the agreement reached was recognized in the fiscal quarter ended March 31, 1995.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments during the quarter ended March 31, 1995.

Item 6.  Exhibits and reports on Form 8-K.

A. At page 8 of this report is the index for those exhibits required to be filed as part of this report.

B. A Form 8-K was filed on April 14, 1995 with the press release announcing results of operation for the third quarter of fiscal 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Melamine Chemicals, Inc.
                                                   ----------------------------------------
                                                   (Registrant)



Date:  May 1, 1995                                 /s/ Fred Huber
                                                   ----------------------------------------
                                                   Fred Huber
                                                   President & Chief Executive Officer



Date: May 1, 1995                                  /s/ Wayne D. DeLeo
                                                   ----------------------------------------
                                                   Wayne D. DeLeo
                                                   Vice President & Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number
- ------
   11        Statement re Computation of Per Share Earnings

   27        Financial Data Schedule