Form 10-K405
period 1995-06-30
MELAMINE CHEMICALS INC
filed 1995-09-19
CIK 816955

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995 OR

/ /  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 0-16032

                            MELAMINE CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                      64-0475913
      (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

HIGHWAY 18 WEST, DONALDSONVILLE, LOUISIANA                        70346
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

             (504) 473-3121
     (REGISTRANT'S TELEPHONE NUMBER,
          INCLUDING AREA CODE)

         Securities registered pursuant to Section 12(g) of the Act: Common stock, $.01 par value.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at September 8, 1995 was approximately $20,395,000.

         The number of shares of the Registrant's common stock, par value one cent ($.01) per share, outstanding at September 8, 1995 was 5,450,300.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement prepared for use in connection with the registrant's 1995 Annual Meeting of Shareholders to be held November 7, 1995 dated September 29, 1995 have been incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Melamine Chemicals, Inc. (the "Company") is engaged in the production and marketing of melamine crystal, a specialty chemical having numerous industrial and commercial applications. Principal products in which melamine is used include coatings such as paints for automobiles and major household appliances; laminates such as kitchen countertops, wood paneling and furniture; virtually unbreakable dinnerware; adhesives for composite wood products such as particleboard; and as a flame retardant additive in certain polyurethane foams, paints and polymeric compounds. The Company, one of only two producers of melamine in North America, is one of the three largest producers in the world and estimates that it has 60% of the domestic merchant market. The Company is engaged in the development of new melamine process and applications technology and the development and commercialization of melamine-related compounds.

         The Company was formed in 1968 as a Delaware corporation by Ashland Inc. ("Ashland") and First Mississippi Corporation ("First Mississippi"), each of which owned 50% of the Company's outstanding capital stock prior to the Company's initial public offering in August 1987. Ashland and First Mississippi each owns 23.4% of the Company. The Company's plant in Donaldsonville, Louisiana (the "M-I plant"), which has a design and operating capacity of 75 million pounds per year, was completed in 1971 and has been producing melamine with approximately 99.9% purity levels since that date.

         In June 1987, the Company started construction of a new production facility at the Donaldsonville plant that utilizes a high-pressure, high-temperature non-catalytic process developed and patented by the Company (the "M-II process") with a design and operating capacity of 30 million pounds per year (the "M-II plant"). Management believed that the M-II process would result in significant improvements over the low-pressure, catalytic process (the "M-I process") used by the M-I plant, including savings in capital costs and energy costs over comparable production facilities utilizing the M-I technology. During fiscal 1993, the M-II plant produced 22.8 million pounds, during fiscal 1994, the plant produced 16.3 million pounds and during fiscal 1995, the plant produced 23.8 million pounds. The M-II plant's production in fiscal 1994 was negatively impacted by a decision to take an extended maintenance turnaround to reduce inventory levels.

         The purity of the product produced by the M-II plant is averaging in excess of 97%, and 100% of the product's ingredients are chemically active. The Company has been successful in introducing this product into a variety of markets including adhesive resins, molding compounds and concrete additives. While not all market segments are expected to be able to use the M-II product, the Company believes that approximately 80% of the current worldwide melamine market could utilize this product. During fiscal 1995, sales of the M-II product totaled 21.8 million pounds compared to 24.7 million pounds in fiscal 1994 and 20.2 million pounds in fiscal 1993.

         In June 1995, the Company filed patent applications in the United States covering what it believes to be significant improvements to the M-II process. Laboratory test of these improvements indicates that they can increase the melamine content of our M-II product up to 99.5% plus. With this improvement in melamine content, the M-II product should be suitable for 100% of the current worldwide consumption.


END-USES OF MELAMINE

         Three principal characteristics make melamine crystal chemically unique: (i) stability that makes it resistant to chemical, thermal and physical degradation; (ii) a structure that allows it to be combined with other chemical compounds, particularly formaldehyde and other monomers, in a wide variety of chemical reactions and polymerizations; and (iii) a 66% nitrogen content. Melamine has excellent fire retardant properties because: (i) when exposed to intense heat, it gives off nitrogen-containing compounds that dilute oxygen, thereby inhibiting combustion; and (ii) it is endothermic and, therefore, acts as a heat-sink which also inhibits combustion.

         Over 80% of the melamine sold by the Company is used in the manufacture of melamine-formaldehyde resins. These resins have numerous end-uses including: (i) surface coatings, which account for more than one-third of domestic melamine consumption; (ii) laminates, which account for more than one-quarter; and (iii) plastic molding compounds, which account for approximately one-sixth of domestic consumption. Melamine-based resins are also used in paper treatments and coatings, textile treatments and coatings, wood adhesives and other uses. These markets, together with other end-uses of melamine, are described below:

Surface coating resins. Melamine resins are used as clear finishes for paper, fabrics, wood and metals and can be pigmented with white and colored pigments to produce opaque enamel finishes. The finishes are color retentive and water and chemical resistant, and can be used for both interior and exterior applications. Finishes are formulated for refrigerators, washing machines, automobiles, hospital equipment, kitchen utensils and cans. In combination with other materials, melamine resins can be used as flexible finishes for paper textiles and fabrics. Surface and automotive coatings represent the largest single domestic use of melamine. The Company believes that over 95% of all automobiles produced in the United States are now being painted with high solids melamine-based paints that emit less fumes during application and produce higher quality finishes than traditional coatings.

Laminating resins. Melamine resins are used in laminated products. Decorative melamine laminates are often used when durability, especially heat and stain resistance, is desired. Typical applications include countertops, cabinet surfaces, simulated wood paneling, furniture surfaces and shelving. Kitchen and bathroom countertops are a principal household use of melamine.

Plastic molding compounds. Melamine resins with strong thermosetting attributes are molded into a variety of translucent, heat-resistant products that are odorless and tasteless, with pale color. Fillers, pigments and dyes can be incorporated into the plastic to produce various combinations of opacity and color. These plastics are used in tableware, wash-resistant buttons, arc-resistant ignition housings, insulation and many other products. The primary advantages of these plastics are their strong resistance to water, heat, chemicals and discoloration and their relative non-conductivity and virtual unbreakability.

Paper-treating resins. Melamine resins are widely used to impart wet-strength, dimensional stability and other favorable properties to paper.

Adhesive-binding resins. Melamine resins produce excellent weather-resistant adhesive bonds and are used in particleboard and as binders for glass fibers in air filters, brake linings and foundry sand cores.

Flame retardant products. Melamine is used as a fire retardant in specialized paints, certain thermoplastics, textile products and in flexible polyurethane foam used in the furniture and bedding industry. Because of heightened public awareness of fire hazards created by the use of combustible materials in fabrics and furniture, the Company believes the opportunity for sales growth in this area is promising. The Company markets melamine crystal to the North American flame retardant flexible polyurethane foam market through a distributorship agreement with BASF Corporation, an important participant in the development of melamine-based flame retardant foam systems.

Other uses. Melamine is also used in varied applications such as flocculating agents in water treatment, in fluorescent pigments, as concrete additives and as polymeric stabilizers.

MARKETING AND SALES

         The Company's domestic and international sales are managed by a Vice President of Sales and Marketing. The Company uses a number of distributors and agents outside the United States.

         During the last three years, approximately 50% of the Company's output was purchased by less than ten industrial customers, including Monsanto Chemical Company, Sun Coast Industries, Inc., BASF Corporation and BTL Specialty Resins Corporation. More than 10% of the Company's output was purchased by Sun Coast Industries, Inc. during this period, and in fiscal 1994 and 1995, Monsanto Chemical Company also purchased more than 10% of the Company's output.

         During fiscal year 1993, approximately 46% of the net sales of the Company were derived from customers in foreign countries. Approximately 11% were to customers in Italy, 4% were to customers in the United Kingdom, 3% were to customers in Indonesia, 3% were to customers in Japan, 3% were to customers in Germany and 22% were to customers in other foreign countries. During fiscal 1994, approximately 49% of the net sales of the Company were derived from customers in foreign countries. Approximately 8% were to customers in Italy, 7% to customers in Japan, 5% to customers in Turkey, 4% to customers in Indonesia, 3% to customers in the Netherlands, 3% to customers in Belgium, 3% to customers in Australia, 3% to customers in Thailand and 13% to customers in other countries. During fiscal year 1995, approximately 38% of the net sales of the Company were derived from customers in foreign countries. Approximately 8% were to customers in Italy, 4% to customers in Belgium, 4% to customers in Brazil, 4% to customers in the Netherlands, 2% to customers in Chile, 2% to customers in France, 2% to customers in Germany, 2% to customers in Turkey and 10% to customers in other countries.

         For additional information on sales to significant customers and export sales, see footnote 6 to the financial statements on Page 24.


COMPETITION

         The Company and American Melamine Industries (AMEL) are the only two domestic producers of melamine crystal. AMEL's facility, located in Fortier, Louisiana, has production capacity of approximately 140 million pounds per year. AMEL is a manufacturing joint venture between Cytec Industries Inc.'s ("Cytec") and N.V. Nederlandse Staatsmijnen (DSM), the world's largest melamine producer.

         The Company estimates its share of the domestic merchant market to be approximately 60%. The addition in 1990 of approximately 65 million pounds of production capacity at the AMEL plant and increased competition from foreign producers have made competition in the domestic market intense. In the last three fiscal years, the Company has placed greater emphasis on selling in the domestic market. This change was brought about because of the domestic economic recovery, and this change in strategy has been successful in increasing the Company's portion of the domestic market.

         Melamine is also produced through several different process technologies at approximately 20 plants in 15 other countries. Industry reports indicate that worldwide nameplate capacity is approximately 1.4 billion pounds per year, although the Company believes that effective capacity is approximately 1.2 billion pounds. The Company cannot reliably analyze worldwide competitive conditions because production and consumption data are not available in all countries outside of the United States.

         Melamine imports during the twelve months ended June 30, 1995 have constituted less than 10% of the total merchant market.

         The Company attempts to differentiate itself from competitors to the greatest extent possible on the basis of custom packaging, a variety of particle sizes, offering M-II type melamine crystal (under the trademark G. P. Crystal(TM)), superior and flexible customer service and new technology. Also emphasized is the fact that all production is sold to customers, there being no internal consumption. Those factors, combined with pricing consistent with levels established in the various geographic markets, have led to the Company's share of the domestic merchant market (the total domestic market less the portion attributable to Cytec's internal consumption) and to its role in supplying export customers.

         The Company generally has been protected from competition from substitute materials because of melamine's unique physical characteristics, including its clarity, heat and chemical resistance, colorability and surface hardness.


MARKET DEVELOPMENT AND RESEARCH

         In its research and market development programs, the Company uses its own employees and outside consultants to improve melamine process technology, provide marketing support and applications development and develop new proprietary products and applications for melamine.


PATENTS

         The Company possesses technical know-how and trade secrets, as well as 18 United States patents, that cover both the M-II process and various industrial and agricultural applications. None of the Company's patents will expire before the year 2001. The Company also holds or has applied for the equivalent of many of its United States patents in various foreign countries.


MELAMINE PRODUCTION

         General. Because of their complexity, the corrosive nature of their chemical reaction processes, and their integration with urea production, melamine plants throughout the world historically have proven difficult to operate on a continuous basis. The Company's M-I plant experienced operating difficulties from the time of its construction in 1971 through 1985.
Refinement of critical plant processes and careful maintenance have enabled the Company to produce nearer to full capacity since January 1986. The Company believes the difficulties associated with operating a melamine plant represent a significant competitive barrier to entry into the industry.

         The Melamine-I Process. Currently, the Company produces approximately 75% of its melamine through a continuous chemical process that heats urea, which is made from ammonia and carbon dioxide, under low pressure in the presence of a catalyst. In the Company's M-I process, hot urea melt (liquid urea) is pumped from Triad Chemical's ("Triad") adjacent urea plant into a reactor where it is atomized with heated ammonia and converted into gaseous melamine with gaseous ammonia and carbon dioxide formed as by-products. The gaseous melamine flows from the reactor to a saturator cooler where it is converted to a slurry through a cooling process. The ammonia and carbon dioxide by-products are diverted into an ammonia recovery system where pure ammonia is recovered for reuse in the reactor. The remaining ammonia and all of the carbon dioxide are then combined with water into a concentrated liquid solution known as carbamate, returned by pipeline to the urea plant and recycled to produce additional urea. The melamine slurry is pumped into a filtration and recrystallization system designed to produce melamine crystal that is approximately 99.9% pure.

         The Melamine-II Process. The M-II process is a continuous, high-pressure, non-catalytic anhydrous process in which hot urea melt is fed into a reactor under high-pressure and converted directly into melamine in liquid form with ammonia and carbon dioxide formed as gaseous by-products. After separation from the ammonia and carbon dioxide, the liquid melamine is injected into a cooling unit where it is depressurized and rapidly cooled.
This process allows the formation of melamine crystal that has purity averaging in excess of 97%. The Company has found that the melamine produced with the

M-II process is sufficiently pure for use in adhesive resins, as a flame retardant in flexible polyurethane foam, as a concrete additive and in certain molding compounds. While not all markets are expected to be able to use the product currently produced with the M-II process, the Company believes that approximately 80% of the current worldwide consumption could utilize this product.


SOURCES OF RAW MATERIALS

         Under a feedstock supply agreement between the Company, First Mississippi and Mississippi Chemical Corporation ("Mississippi Chemical"), the Company obtains all of its urea and anhydrous ammonia from Triad, a joint venture between First Mississippi and Mississippi Chemical. Urea is fed directly from Triad's adjacent facility into the Company's reactor. The maximum amount of feedstock available under the agreement is sufficient for the production of approximately 95 million pounds per year. The feedstock agreement is scheduled to expire in June 2000. The Company pays First Mississippi and Mississippi Chemical for feedstock an amount related to, but less than, the weighted average sales price that First Mississippi charges bulk purchasers of solid urea. The Company receives, as a credit against the price, an amount based on carbamate returned to Triad. First Mississippi has agreed to supply urea and anhydrous ammonia to the Company to the extent that Mississippi Chemical wrongfully ceases to make deliveries. See Item 13. "Certain Relationships and Related Transactions."

         The Company currently purchases less than 25% of Triad's urea output. Because of the advantages of receiving feedstock from and returning carbamate to an adjacent urea plant, the continued operation of Triad's plant is important to the Company. First Mississippi and Mississippi Chemical have not agreed to guarantee the continuation of Triad's operations and have reserved the right to suspend or terminate delivery of feedstock upon any suspension or termination of those operations. Except for temporary shutdowns for maintenance and repairs, Triad's facility has been in continuous operation for 24 years and is believed by the Company to be one of the most cost efficient urea plants in the United States. During such temporary shutdowns, the Company has been required to suspend melamine production. To the extent practicable, the Company stockpiles melamine in anticipation of Triad's regularly scheduled maintenance shut downs. The Company does not believe that its ability to fill customer orders in a timely manner has been significantly affected by any suspension of operations at the Triad facility.


ENERGY REQUIREMENTS

         The Company uses natural gas as an energy source to operate its production facilities. The Company's production facilities are connected to three pipeline systems, enabling it to purchase natural gas from different suppliers. Under a three-year contract executed in August 1986 and extended every six months thereafter under the terms of the contract, the Company is purchasing all of its natural gas requirements from one supplier.

ENVIRONMENTAL AND OTHER REGULATORY CONSIDERATIONS

         The Company is subject to regulation under federal, state and local environmental laws and regulations. During the last three years, the Company's operations did not result in the production of any significant effluents or emissions. Catalyst residues occur in such small quantities that no further processing is necessary for either environmental or safety reasons. Substantially all of the ammonia and carbon dioxide off-gases from the M-I plant are returned to Triad as carbamate and are used for the production of additional urea. Ammonia from the M-II plant is recycled to the M-I plant while carbon dioxide is vented to the atmosphere. The Company disposes off-site of a small quantity of material used in its filtration system. Except for ammonia, none of the Company's products or by-products are considered to be toxic within the meaning of current environmental laws. It is the Company's policy to operate its facility in compliance with all applicable environmental laws, and the Company does not believe that it is subject to any material liability under any such laws.

         On August 24, 1990, the Louisiana Department of Environmental Quality ("DEQ") issued an order requiring the Company to submit within 60 days a comprehensive plan for reducing nitrogen oxides and reactive hydrocarbon emissions. Similar orders were sent to other facilities in the Baton Rouge area. Subsequently, the Company voluntarily agreed to participate in a Baton Rouge area industrial task force formed for the purpose of developing plans for the control and reduction of ozone pollution. The task force, in cooperation with the DEQ, has performed ozone modeling studies to determine whether nitrogen oxides controls are necessary to reduce ozone levels in the Baton Rouge area. The task force has submitted its recommended plan to the DEQ but has not yet received approval. The Company's participation in the task force has temporarily stayed the DEQ order. The Company does not believe that the plan's implementation will significantly impact the operations of the Company nor require significant capital expenditures.

         See Item 3. "Legal Proceedings" for a description of the potential liability associated with the cleaning up of Superfund sites near the towns of Sorrento, Louisiana and Iota, Louisiana.

         Employee safety in the United States is regulated under the Occupational Safety and Health Act, and management believes that the Company is in compliance in all material respects with its requirements.



EMPLOYEES

         The Company employs 92 persons at the Donaldsonville facility. In addition, the Company regularly has approximately 60 independent contractors working at its facility. None of the Company's regular full-time employees or its independent contractors are represented by unions.

BUSINESS INSURANCE

         In addition to other customary insurance coverage, the Company maintains insurance against property damage and business interruption loss caused by fire, explosion or similar catastrophic events that result in physical damage or destruction to (i) the Company's premises or plants, (ii) the utility transmission lines or equipment that service its property and (iii) the facilities of Triad.


ITEM 2. PROPERTIES

         The Company's plant is located on an eight-acre site that is leased from Triad near Donaldsonville, Louisiana. The plant site lease will expire June 1, 2000, and the lessee has the right to extend the lease for four additional five-year terms or until 2020. The annual rent under the lease is $2,500 during the primary term and any additional terms. Because the plant site is surrounded by land owned by Triad and would otherwise have no access to public thoroughfares, railroad lines or feedstock or utility sources, Triad has granted in the site lease certain non-exclusive rights-of-way over its property for all purposes necessary to permit operation of the plant.

         The M-I plant was constructed by First Mississippi and Ashland in 1971 and leased to the Company. In June 1987, the Company purchased the M-I plant from subsidiaries of Ashland and First Mississippi.

         During fiscal 1989, construction of the M-II plant was completed and start-up of the plant began. The start-up of the M-II plant was completed in April 1991.

         The Company leases approximately 5,500 square feet of office space at the plant site from Triad. Lease of the office space is included in the plant site lease.

         The Company owns a 17,600 square foot warehouse building and four silos on the plant site with combined capacity to store up to 5.5 million pounds of melamine. The Company uses common carriers to transport all of the melamine it produces. The Company has truck loading facilities at its warehouse and an adjacent rail spur that permits direct loading onto railroad cars.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is one of seventeen defendants in a Superfund site clean up cost contribution action brought by four plaintiff companies. Fourteen of the defendants have settled or been dismissed from this litigation. The plaintiff companies have been identified by the United States Environmental Protection Agency (the "EPA") as the major generators of wastes disposed at the Cleve Reber Superfund site near the town of Sorrento, Louisiana. In September 1988, the plaintiff companies were ordered by the EPA to clean up the site, and they have agreed to do so. The plaintiff companies subsequently brought this suit seeking to recover portions of approximately $600,000 they allege to have already expended on remedial work as well as portions of future clean-up costs (which have been preliminarily estimated at approximately $35 million plus $6 million for reimbursement to the EPA for remedial costs). The clean-up cost estimate is an approximation based upon on-site incineration of wastes and future semi-annual monitoring of the site for thirty years. While the lawsuit is still in the discovery stage, it appears that the Company has substantial defenses to the action by plaintiffs. Material generated by the Company is alleged to have been disposed of at this site for only one brief period when the regular disposal site used by its waste disposal contractor was unavailable. The Company contends that any of its materials transported to the site were not hazardous waste and represent only a de minimis contribution to the site as compared to material disposed of there by the plaintiffs and other defendants. The Company has moved for summary judgment seeking dismissal from this lawsuit. The motion is presently pending before the court, but plaintiffs have requested additional time to conduct further discovery.

         In March 1995, the Company received notice that it had been named a potentially responsible party (PRP) at a Superfund site located near Iota, Louisiana. The EPA is attempting to recover approximately $4.7 million from approximately 350 PRP's, including the Company. While this matter is still in the early discovery stage, it appears that the Company has substantial defenses and is expected to be a de minimis party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 1995.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information regarding the executive officers of the Company as of September 8, 1995.

         James W. Crook, 65, has served as Chairman of the Board since June 1987. Mr. Crook, a private investor, has served on the Board of Directors since 1972. Mr. Crook is a director of First Mississippi Corporation and is also a member of the Triad Management Committee.

         Frederic R. Huber, 60, has served as President and Chief Executive Officer since November 1991. From 1985 to November 1991, Mr. Huber served as Executive Vice President of the Organic Chemicals Division of W. R. Grace & Co.

         Wayne D. DeLeo, 48, has served as Vice President and Chief Financial Officer since 1987.

         Martin F. Lapari, 47, has served as Vice President of Manufacturing and Engineering since August 1992. From May 1987 until August 1992, Mr. Lapari served as the Company's plant manager.

         William A. Sorensen, 59, has served as Vice President of Sales and Marketing since January 1994. From January 1993 to December 1993, Mr. Sorensen served as Director of National Account Sales of LaRoche Chemicals, Inc. From 1989 to 1992, Mr. Sorensen served as Director of Corporate Relations of LaRoche Chemicals Inc., a manufacturer of specialty and industrial aluminas, chlor alkali and conditioned comfort products.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock trades on The Nasdaq Stock Market under the symbol MTWO.

         The following table sets forth the high and low sales price of the Company's common stock as quoted on Nasdaq for the fiscal years ending June 30, 1995 and 1994:

                                               1995                 1994
                                         --------------        ---------------
                                          HIGH      LOW        HIGH       LOW
                     First Quarter       11        5 7/8       6 1/2     4 1/2
                     Second Quarter      12 1/4    9           6 3/4     5
                     Third Quarter       10 3/4    7 1/4       6 3/4     4 7/8
                     Fourth Quarter       9 1/4    7           6 1/4     5


         As of September 8, 1995, there were 248 record holders of the Company's common stock and approximately 2,280 beneficial shareholders.

         In May 1992, the Board of Directors eliminated the payment of dividends for the foreseeable future because of the lack of earnings and the need to conserve cash. The declaration and payment of dividends are at the discretion of the Board of Directors of the Company. The payment of future dividends will be considered by the Board of Directors from time to time based on the Company's results of operations, financial position, capital requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

                                                                      (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
                                                                      ---------------------------------------------------
                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                      ---------------------------------------------------
                                                                       1991        1992       1993       1994       1995
                                                                      -------     ------     ------     ------     ------
OPERATIONS STATEMENT DATA:
Net sales                                                             $37,793     35,910     35,423     39,085     45,501
Cost of sales                                                          30,978     34,639     37,353     41,670     38,204
                                                                      -------     ------     ------     ------     ------
  Gross profit (loss)                                                   6,815      1,271     (1,930)    (2,585)     7,297
Selling, general and administrative expenses                            3,488      3,552      3,285      2,820      2,994
Research and development costs                                             77         27        129        182        230
                                                                      -------     ------     ------     ------     ------
        Operating income (loss)                                         3,250     (2,308)    (5,344)    (5,587)     4,073
Other income (expense), net                                                67        (92)      (266)     1,668        205
                                                                      -------     ------     ------     ------     ------
  Earnings (loss) before income tax expense (benefit)                   3,317     (2,400)    (5,610)    (3,919)     4,278
Income tax expense (benefit)                                            1,134       (864)    (2,019)    (1,411)       945
                                                                      -------     ------     ------     ------     ------
  Net earnings (loss)                                                 $ 2,183     (1,536)    (3,591)    (2,508)     3,333
                                                                      =======     ======     ======     ======     ======
Earnings (loss) per common share                                      $  0.40      (0.28)     (0.66)     (0.46)      0.60
                                                                      =======     ======     ======     ======     ======
Dividends per common share                                            $  0.24       0.18       0.18       0.00       0.00
                                                                      =======     ======     ======     ======     ======

                                                                                        AS OF JUNE 30,
                                                                      ---------------------------------------------------
                                                                       1991        1992       1993       1994       1995
                                                                      -------     ------     ------     ------     ------
BALANCE SHEET DATA:
  Working capital                                                     $10,542     14,016     12,678      9,656     14,020
  Total assets                                                        $48,834     49,913     46,954     40,610     44,289
  Stockholders' equity                                                $37,376     34,859     31,268     28,760     32,095

                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                      ---------------------------------------------------
                                                                       1991        1992       1993       1994       1995
                                                                      -------     ------     ------     ------     ------
OPERATING DATA (IN MILLIONS OF POUNDS):
  Melamine produced                                                      71.3       77.4       94.5       84.5       99.3
  Domestic sales                                                         37.3       36.7       47.0       53.9       62.6
  Export sales                                                           28.8       38.7       40.4       51.2       37.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales in fiscal 1995 increased to $45.5 million from $39.1 million in fiscal 1994. The sales volume decreased to 100 million pounds from 105 million pounds because of low inventory levels. While sales volume decreased, the average sales price increased 22% in fiscal 1995 as compared to fiscal 1994. The sales price increase was due to the strengthening worldwide economies and the resulting increase in demand. During fiscal 1995, the Company implemented two overall price increases and has announced another price increase effective July 1, 1995.

     Sales in fiscal 1994 increased to $39.1 million from $35.4 million in fiscal 1993. The sales volume increased by 20% to 105 million pounds, a record level. This volume increase was caused by temporary maintenance shut downs by a number of other production facilities and the improving economies in the United States and in Europe. Sales prices decreased by 8% reflecting the impact of worldwide over capacity, especially during the first half of fiscal 1994. During the second half of fiscal 1994, demand and supply appeared to become more in balance, and pricing pressure subsided.

         During the last three fiscal years, the Company has placed greater emphasis on selling in the domestic market. This emphasis was brought about because of the relatively strong domestic market and has increased the portion of the Company's sales into the domestic market from 54% in fiscal 1993 to 62% in fiscal 1995.

         The following table, which is derived from Item 6. "Selected Financial Data," sets forth for the periods indicated certain items from the Company's statements of operations as a percentage of the Company's sales:

                                                                FISCAL YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                          1993           1994            1995
                                                        ------           -------        -------
    As a percentage of sales
         Cost of sales                                   105.4%           106.6%         84.0%
         Gross profit (loss)                              (5.4)            (6.6)         16.0
         Selling, general and administrative expenses      9.3              7.2           6.6
         Research and development costs                    0.4              0.5           0.5
         Operating income (loss)                         (15.1)           (14.3)          9.0
         Net earnings (loss)                             (10.1)            (6.4)          7.3

         The gross profit margins improved in fiscal 1995 as compared to fiscal 1994 because of an increase in average sales price of 8.1 per pound and a reduction in cost of production of 2.0 per pound. The reduction in the cost of production was due to:

         -- increased production volume over which fixed costs, including depreciation, could be spread; and

         -- a decrease in the cost of natural gas, which amounted to $875,000.

         The reduction in the cost of production was achieved in spite of a $1.8 million increase in maintenance cost due to the deterioration of the salt coils in the M-I plant. The salt coils have a limited life and failures increase with age. The Company plans to replace the coils during the annual maintenance shutdown scheduled in October 1995 at an estimated cost of $1.5 million.

         Gross profit margins in fiscal 1994 worsened as compared to fiscal 1993 because of a drop in sales prices of 3.3 per pound, which was partially offset by a reduction in the cost of production of 2.2 per pound resulting from:

         --      a price reduction of $1.1 million in the cost of raw material;
                 and

         --      a $1.5 million reduction in maintenance cost.

         During the five years ended in fiscal 1991, there was a steady increase in maintenance costs due to the addition of a second plant, repetitive production problems and cost increases. In fiscal 1992, the Company took a number of corrective steps to stop the increase in maintenance costs and reverse the trend. The Company added two key employees, a planner and a superintendent, to see that future maintenance activities are done on a more preventive basis and provide long-term solutions to repetitive problems. In fiscal 1994, maintenance cost dropped by $1.5 million.

         At the end of fiscal 1993, inventory had increased to approximately a three month supply. Because of the high level of inventory, the Company took an extended normal yearly maintenance shut down in early

October 1993. The shut down lasted approximately six weeks for the M-I plant and three months for the M-II plant. The impact of the extended shutdown was to :

         -- Reduce inventory by $5.2 million and improve the Company's cash position;

         -- Increase operating losses by approximately $1.3 million because fixed and semi-fixed costs were spread over fewer pounds of production; and

         --      Reduce production volume by approximately 10 million pounds.

         While the extended shut down accomplished the originally objectives, inventory levels declined by the end of fiscal 1994 to a two week supply, which the Company believes to be about half the acceptable level. In addition, two consecutive record breaking sales quarters in the second half of fiscal 1994 contributed to the inventory shortage, as did maintenance problems experienced by a number of competing production plants which increased the volume of sales orders received by the Company during this six month period far beyond normal levels.

         During fiscal 1995, an attempt to build inventories to acceptable levels was not successful because of very strong demand. The annual maintenance shut down is scheduled for October 1995 and is expected to last from two to three weeks. The Company will attempt to build inventories to a higher level in order to have sufficient inventory for the shut down period. The building of inventory levels in the first quarter of fiscal 1996 is expected to negatively affect the first quarter sales volume.

         Selling, general and administrative expenses increased by 6% in fiscal 1995 as compared to fiscal 1994. The increase was due to the incentive plan awards incurred in fiscal 1995. No incentive plan awards were granted in fiscal 1994 because the Company experienced a loss in that year.

         Selling, general and administrative expenses decreased in fiscal 1994 as compared to fiscal 1993. The largest element of the decrease was a reduction in bad debt expense and a reduction in the expenses associated with examining the feasibility of constructing a plant in Europe.

         Research and development costs increased in both fiscal 1994 and 1995 and as the emphasis has moved from trying to get the M-II plant operating properly back to basic research and development. In addition, because the Company has become profitable, the funds available for research have increased. Research and development costs are expected to increase in fiscal 1996 to more than $300,000.

         In the fourth quarter of fiscal 1995, the Company's operating results were negatively affected by:

         -- A 34% increase in the cost of raw material, which reduced operating income by $1.3 million; and

         -- A maintenance shut down during the last nine days of the month, which reduced production by about three million pounds.

         Partially offsetting these negative factors was a 2.5 per pound increase in the average selling price. While the cost of raw material is impossible to predict with any certainty, the Company does expect the production cost in fiscal 1996 to exceed fiscal 1995's cost by about 5 per pound because of the expected increases in raw material cost.

         In the fourth quarter of fiscal 1994, the Company's operating results improved as compared to the previous three fiscal quarters. The improvement was due to a record sales volume of approximately 30 million pounds, a slightly better net sales price, larger production volume over which to spread fixed and semi-fixed costs, and lower raw material cost.

         In the third quarter of fiscal 1994, the Company sold its controlled-release fertilizer technology for $1.8 million resulting in a gain of $1.7 million. This technology had previously been licensed and had generated yearly royalties of between $200 and $300 thousand.

         Operating results for the fourth quarter of fiscal 1993 were negatively affected by a maintenance shut down during the quarter. In addition to the high maintenance costs during the quarter, there was less production volume over which to spread fixed and semi-fixed costs. This shut down was discretionary and was taken in an attempt to improve future operating efficiencies and reliability of the production facilities.

         The Company is subject to extensive regulation under federal, state and local environmental laws and regulations (see Item 1. "Business-Environmental and Other Regulatory Considerations"). In addition, the Company obtains its urea and anhydrous ammonia from Triad, which also is subject to extensive environmental regulation. The inability of Triad to comply with those laws and regulations could severely restrict the Company's ability to produce melamine. The Company is not aware of any existing circumstances that materially affect its or Triad's ability to comply with the applicable regulations.

LIQUIDITY AND CAPITAL RESOURCES

         In fiscal 1995, the Company generated cash flow from operations of $9.1 million, a $7.4 million increase from the prior year. The increase was due mainly to increased profitability and an increase in deferred income taxes. Capital expenditures increased to $1.7 million in fiscal 1995 and included about $500,000 for the construction of new salt coils that will be installed in the M-I plant in October 1995.

         The Company generated cash flow from operation of $1.7 million and $570,000 in fiscal 1994 and 1993, respectively. The Company's capital expenditures in fiscal 1993 and 1994 were curtailed because of the lack of cash from operating activities. The Company believes that yearly capital expenditures of approximately $1 million are essential to maintain the production facilities' capacity at current levels.

         It is anticipated that the level of capital expenditures in fiscal 1996 will approximate $3 million. Of this amount, an additional $1.0 million will be spent on salt coils for the M-I plant and $1.0 million will be spent for new packaging equipment. In addition, approximately $300,000 will be spent to change the draft tube inside of the M-II reactor. While it is anticipated that the M-II plant will be shut down for about four weeks in connection with this project, the exact length of the shut down is not possible to predict with certainty.

         The Company has two $3.75 million lines of credit that expire in April 1997. The Company expects the level of borrowing in fiscal 1996 to be nominal and that the lines of credit will be sufficient to finance planned capital expenditures and any cash shortfalls from operations.

         In July 1995, the Company announced the signing of two letters of intent relating to the proposed construction of a 66 million pound-per-year melamine plant near Memphis, Tennessee, using the Company's M-II technology. One letter of intent was signed with a major U.S. corporation seeking a long-term supply of melamine. The letter of intent contemplates a contract covering a large portion of the proposed plant's output. The second letter of intent, signed with Arcadian Fertilizer, L.P., contemplates a long-term raw material supply contract for the proposed plant under which the Company would receive all of the new plant's raw material requirements on a cost-plus basis. It is anticipated that the new plant will cost about $40 million. The Company is discussing financing of the new plant with a number of financial institutions but has not yet received any commitment. It is expected that the definitive agreements, additional engineering and financing arrangements will be completed within six months of signing of the letter of intent. The Board of Director of each of the three parties to the two letters of intent must approve the definitive agreements prior to beginning of construction.

         The Company is continuing to evaluate the feasibility of constructing a melamine plant using the Company's M-II technology in a joint venture with a subsidiary of Norsk Hydro A.S. The Company invested approximately $360,000 in fiscal 1994 in developing engineering designs and in forming a joint venture company that represents the Company as its sales agent throughout Europe. A final decision on this plant is expected to be reached in fiscal 1996. If it is decided to build the plant, the Company's ability to finance its equity contribution to the joint venture will have to be explored with its lenders. No commitment has been obtained in this regard from any lender. If it is decided that it is not desirable to build the plant, the Company intends to use the engineering design at other plant locations.

         In May 1992, the Board of Directors eliminated the payment of dividends because of the lack of earnings and the need to conserve cash. While the future payment of dividends is at the discretion of the Board of Directors, any future payments will include consideration of the Company's profitability, financial position and all liquidity requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
              SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

                                                                                             Page
                                                                                             ----
Independent Auditors' Report                                                                  16

Consolidated Balance Sheets as of June 30, 1995 and 1994                                      17

Consolidated Statements of Operations for the years ended June 30, 1995, 1994 and 1993        18

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1995,
    1994 and 1993                                                                             18

Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993        19

Notes to Consolidated Financial Statements                                                    20

Supplemental Information                                                                      26

Schedule II - Valuation and Qualifying Accounts                                               31


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Melamine Chemicals, Inc.:

         We have audited the consolidated financial statements of Melamine Chemicals, Inc. as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by a management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melamine Chemicals, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                 KPMG PEAT MARWICK LLP

                                 Baton Rouge, Louisiana
                                 July 25, 1995

                            MELAMINE CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994

                                                                          1995          1994
                                                                       -----------   ----------
                                                  ASSETS
Current assets:
  Cash                                                                 $ 5,458,494      357,821
  Receivables:
     Trade (net of allowance for doubtful debts of $150,000 at June
      1995 and at June 1994)                                             9,571,751    9,279,871
     Income tax refund                                                     401,770      529,822
     Other                                                                 177,847      109,813
                                                                       -----------   ----------
          Total receivables                                             10,151,368    9,919,506
                                                                       -----------   ----------
  Inventories:
     Finished goods                                                        590,000      818,000
     Supplies                                                              208,683      224,507
                                                                       -----------   ----------
          Total inventories                                                798,683    1,042,507
                                                                       -----------   ----------
  Prepaid expenses:
     Spare parts                                                         2,239,262    2,260,376
     Other                                                                  68,449       73,776
                                                                       -----------   ----------
          Total prepaid expenses                                         2,307,711    2,334,152
                                                                       -----------   ----------
  Deferred income taxes                                                  1,610,161    1,115,513
                                                                       -----------   ----------
          Total current assets                                          20,326,417   14,769,499
                                                                       -----------   ----------
Plant and equipment, at cost                                            43,730,930   42,022,996
  Less accumulated depreciation                                         20,192,617   16,601,166
                                                                       -----------   ----------
          Net plant and equipment                                       23,538,313   25,421,830
                                                                       -----------   ----------
Other assets                                                               424,355      418,380
                                                                       -----------   ----------
                                                                       $44,289,085   40,609,709
                                                                       ===========   ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 3,775,475    3,139,557
  Accrued expenses                                                         750,924      677,552
  Current maturity on lease obligation                                           0       72,622
  Amounts due to related parties                                         1,780,110    1,223,164
                                                                       -----------   ----------
          Total current liabilities                                      6,306,509    5,112,895
                                                                       -----------   ----------
Note payable                                                                     0    2,000,000
Long-term portion of lease obligation                                            0      230,654
Deferred income taxes                                                    5,888,013    4,506,063
Stockholders' equity:
  Preferred stock of $1 par value.
     Authorized 2,000,000 shares; none issued                                    0            0
  Common stock of $.01 par value. Authorized 20,000,000 shares;
     issued and outstanding 5,450,300 at June 1995 and 5,450,000 at
     June 1994                                                              54,503       54,500
  Additional paid-in capital                                            16,798,970   16,797,398
  Retained earnings                                                     15,241,090   11,908,199
                                                                       -----------   ----------
          Total stockholder's equity                                    32,094,563   28,760,097
                                                                       -----------   ----------
                                                                       $44,289,085   40,609,709
                                                                       ===========   ==========

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                           1995            1994           1993
                                                        -----------     ----------     ----------
Net sales                                               $45,500,736     39,085,475     35,422,740
Cost of sales                                            38,203,570     41,670,029     37,352,899
                                                        -----------     ----------     ----------
     Gross profit (loss)                                  7,297,166     (2,584,554)    (1,930,159)
                                                        -----------     ----------     ----------
Selling, general and administrative expenses              2,993,748      2,820,539      3,285,203
Research and development costs                              229,955        181,943        129,168
                                                        -----------     ----------     ----------
                                                          3,223,703      3,002,482      3,414,371
                                                        -----------     ----------     ----------
     Operating income (loss)                              4,073,463     (5,587,036)    (5,344,530)
                                                        -----------     ----------     ----------
Other income (expenses):
  Interest income                                            95,227         50,582         11,495
  Interest expense                                          (48,799)      (330,187)      (262,056)
  Sale of technology                                              0      1,715,240              0
  Miscellaneous                                             158,533        232,574        (15,596)
                                                        -----------     ----------     ----------
                                                            204,961      1,668,209       (266,157)
                                                        -----------     ----------     ----------
     Income (loss) before income tax                      4,278,424     (3,918,827)    (5,610,687)
Income tax expense (benefit)                                945,533     (1,410,778)    (2,019,847)
                                                        -----------     ----------     ----------
     Net earnings (loss)                                $ 3,332,891     (2,508,049)    (3,590,840)
                                                        ===========     ==========     ==========
Net earnings (loss) per common share                    $      0.60           (.46)          (.66)
                                                        ===========     ==========     ==========

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                          ADDITIONAL
                                              COMMON       PAID-IN        RETAINED
                                               STOCK       CAPITAL        EARNINGS        TOTAL
                                              -------     ----------     ----------     ----------
Balance June 30, 1992                         $54,500     16,797,398     18,007,088     34,858,986
Net loss for fiscal 1993                            0              0     (3,590,840)    (3,590,840)
                                              -------     ----------     ----------     ----------
Balance June 30, 1993                          54,500     16,797,398     14,416,248     31,268,146
Net loss for fiscal 1994                            0              0     (2,508,049)    (2,508,049)
                                              -------     ----------     ----------     ----------
Balance June 30, 1994                          54,500     16,797,398     11,908,199     28,760,097
Exercise of stock options                           3          1,572              0          1,575
Net earnings for fiscal 1995                        0              0      3,332,891      3,332,891
                                              -------     ----------     ----------     ----------
Balance June 30, 1995                         $54,503     16,798,970     15,241,090     32,094,563
                                              =======     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                             1995           1994          1993
                                                          -----------    ----------    ----------
Cash flows from operating activities:
  Net earnings (loss)                                     $ 3,332,891    (2,508,049)   (3,590,840)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
     Depreciation                                           3,623,109     3,344,222     3,247,616
     Increase (decrease) in deferred income taxes           1,381,950      (454,850)     (727,794)
     Loss (gain) on sale of assets                             (5,906)   (1,716,740)        1,107
     Change in assets and liabilities
       (Increase) decrease in:
       Receivables                                           (231,862)   (2,753,793)    3,144,827
       Inventories                                            243,824     7,858,603    (2,596,174)
       Prepaid expenses                                        26,441      (387,451)      (42,234)
       Deferred income taxes                                 (494,648)      (24,132)       20,350
     Increase (decrease) in:
       Accounts payable                                       635,918    (1,464,379)    1,035,074
       Accrued expenses                                        73,372       (74,488)     (528,825)
       Amounts due to related parties                         556,946      (145,747)      607,496
                                                          -----------    ----------    ----------
       Cash from operating activities                       9,142,035     1,673,196       570,603
                                                          -----------    ----------    ----------
Cash flows from investing activities:
  Proceeds from disposition of assets                           8,025     1,801,500           449
  Capital expenditures                                     (1,741,711)   (1,315,817)     (760,803)
  Increase in other assets                                     (5,975)     (401,993)       (7,952)
                                                          -----------    ----------    ----------
          Cash from investing activities                   (1,739,661)       83,690      (768,306)
                                                          -----------    ----------    ----------
Cash flows from financing activities:
  Proceeds (repayment) of note payable                     (2,000,000)   (2,000,000)      500,000
  Proceeds from exercise of stock options                       1,575             0             0
  Other financing activities                                 (303,276)      303,276             0
                                                          -----------    ----------    ----------
          Cash from financing activities                   (2,301,701)   (1,696,724)      500,000
                                                          -----------    ----------    ----------
Increase in cash and cash equivalents                       5,100,673        60,162       302,297
Cash and temporary investments at beginning of year           357,821       297,659        (4,638)
                                                          -----------    ----------    ----------
Cash and temporary investments at end of year             $ 5,458,494       357,821       297,659
                                                          ===========    ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Income taxes                                         $   460,000           478        29,456
                                                          ===========    ==========    ==========
     Interest                                             $    73,318       331,080       253,878
                                                          ===========    ==========    ==========

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995, 1994 AND 1993


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Organization and Operations

                 Melamine Chemicals, Inc. (the Company) is engaged in the production and marketing of melamine crystal, a specialty chemical having numerous industrial and commercial applications. The Company is actively involved in the development of new uses for melamine and also in melamine related compounds that modify the characteristics of melamine resins.

                 At June 30, 1995, First Mississippi Corporation (First Mississippi) and a division of Ashland Inc. (Ashland) each owned 23.4% of the Company, which operates a melamine production facility.

                 The Company has a foreign sales corporation incorporated in the Virgin Islands and a holding company incorporated in Louisiana. The financial statements include the accounts of the Company and these subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

 (b)     Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the reported amounts of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and the results of future periods could differ from those estimates.

(c)      Inventories

                 Inventories of finished goods are stated at the lower of cost or market as determined by the last-in, first-out (LIFO) method. Supplies are stated at the lower of average cost or net realizable value. If the average cost method was used, finished goods inventories would be higher by $436,000 and $485,000 at June 30, 1995 and 1994, respectively.

(d)      Plant and Equipment

                 Plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.

                 Expenditures on an asset are capitalized until the asset is placed in service or until the recoverability of the expenditures becomes uncertain. Modifications to existing assets are capitalized when the modification increases the production capacity or extends the useful life of the assets.

(e)      Income Taxes

                 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f)      Postemployment, Pension and Other Postretirement Benefits.

                 The Company has a defined benefit pension plan covering all employees who have completed six months of employment. The benefits are based on years of service and the employee's highest average monthly compensation for any successive five year period.

                 The expected cost of post-retirement benefits is accrued during the years that an employee renders service to the employer.

                 The Company's pension funding policy is consistent with Federal laws and regulations. Prior service costs are being amortized over a 17-year period.

(g)      Patent Costs

                 Patent costs are charged to research and development costs as incurred.

(h)      Earnings Per Share

                 Primary and fully diluted earnings (loss) per share are computed based on the weighted average number of shares and dilutive equivalent shares of common stock (stock options) outstanding during each year using the treasury stock method.

(i)      Cash and Temporary Investments

                 For purposes of the Statements of Cash Flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less and bank overdrafts to be cash equivalents.

(j)      Concentrations of Credit Risk and Other Risk

                 Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The credit risk in trade accounts receivable is mitigated by the Company's credit evaluation process and the geographical dispersion of sales transactions.

                 The Company currently purchases all of its urea and anhydrous ammonia, two significant raw materials, from one plant under a feedstock supply agreement. Periodic temporary shutdowns by the supplier are anticipated and the Company is generally able to build its finished goods inventory in sufficient quantity to prevent suspension of shipments to customers.


(2)      RELATED PARTY TRANSACTIONS

         A summary of significant transactions with related parties follows:

                                                            1995           1994         1993
                                                          ---------      ---------    ---------
      Purchases of raw materials from First Mississippi
       at prices approximating market                     $7,153,290     6,199,179   7,475,356
                                                          ==========     =========   =========

      Amounts paid to Triad Chemical, an affiliate of
       First Mississippi, for certain utilities and
       services as well as shared costs such as
       security, maintenance and related services         $  428,502       425,875     328,540
                                                          ==========    ==========  ==========

         Direct expenses incurred by First Mississippi are allocated to the Company based on the actual costs incurred. Amounts paid to Triad Chemical for utilities and certain other services are based on actual costs, and shared costs and services are based on pro-rata allocations that reasonably approximate actual costs. Management believes that these methods of allocation are reasonable and that the costs would not be materially different on a stand-alone basis.

         Since August 1986, the Company has purchased a substantial portion of its raw materials at approximate market prices under a long-term contract with First Mississippi. In July 1988, the Company agreed to an assignment in which one-half of First Mississippi's obligation to supply raw materials was assigned to another company, and First Mississippi agreed to guarantee the performance of the other company.


(3)      PLANT AND EQUIPMENT

    A summary of plant and equipment follows:

                                                         JUNE 30,         JUNE 30,
                                                           1995             1994
                                                       -----------      ----------
         Plant and leasehold improvements              $39,765,414      38,768,756
         Buildings                                         660,616         631,560
         Machinery and equipment                         1,561,719       1,320,062
         Furniture and fixtures                            682,563         589,727
         Construction in progress                        1,060,618         712,891
                                                       -----------     -----------

         Total plant and equipment                     $43,730,930      42,022,996
                                                       ===========     ===========

         Maintenance and repairs charged to costs and expenses were $6,599,000, $4,810,000 and $6,311,000 for fiscal 1995, 1994 and 1993, respectively. Rent expense for all operating leases amounted to $22,000, $42,000 and $32,000 for fiscal 1995, 1994, and 1993, respectively.


(4)      INCOME TAXES

         Income tax expense (benefit) amounted to $945,533 for 1995 ( an effective rate of 22%), $(1,410,778) for 1994 (an effective rate of 36%) and $(2,019,847) for 1993 (an effective rate of 36%). The actual tax expense for these years differs from the expected tax expense as follows:

                                                                    YEARS ENDED JUNE 30
                                                          -------------------------------------
                                                            1995           1994        1993
                                                          ---------     ---------    ---------
    Computed expected tax expense (benefit) 34%          $ 1,454,664   (1,332,401) (1,907,634)
    State income taxes (net of Federal Income
      tax benefit)                                            65,068      (64,603)   (126,432)
    Settlement of fiscal 1987 through 1994 audit           (594,700)            0           0
    Other                                                     20,501      (13,774)     14,219
                                                         -----------   ----------  ----------
    Actual tax expense (benefit)                         $   945,533   (1,410,778) (2,019,847)
                                                         ===========   ==========  ==========

    Components of income tax expense (benefit) are as follows:

                                                            CURRENT       DEFERRED     TOTAL
                                                            -------      ---------   ---------
    Year ended June 30, 1995:
      Federal                                                 58,231      788,713      846,944
      State                                                        0       98,589       98,589
                                                         -----------    ---------    ---------
                                                         $    58,231      887,302      945,533
                                                         ===========    =========    =========

                                                          CURRENT        DEFERRED      TOTAL
                                                          -------       ---------    ---------
    Year ended June 30, 1994:
      Federal                                           $  (931,796)    (425,762)  (1,357,558)
      State                                                       0      (53,220)     (53,220)
                                                        -----------    ---------   ----------
                                                        $  (931,796)    (478,982)  (1,410,778)
                                                        ===========    =========  ===========
    Year ended June 30, 1993:
      Federal                                           $(1,213,405)    (614,878)  (1,828,283)
      State                                                 (98,997)     (92,567)    (191,564)
                                                        -----------    ---------  -----------
                                                        $(1,312,402)    (707,445)  (2,019,847)
                                                        ===========    =========  ===========

         Deferred income taxes result from timing differences in the recognition of income and expense for income tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:

                                                                 YEARS ENDED JUNE 30
                                                          --------------------------------------
                                                            1995           1994          1993
                                                          --------      ---------     ---------
    Depreciation and amortization of plant and
      equipment                                          $  (565,550)     314,617      569,810
    Uniform capitalization of LIFO inventory                  19,494      668,801     (155,047)
    Alternative minimum tax                                 (404,808)     668,836     (497,000)
    Pension expense accrued                                   25,244       54,616      155,991
    Health insurance accrual                                   4,690        4,862      (41,682)
    Net operating loss carryforward                        1,789,485   (2,111,278)    (723,632)
    Other                                                     18,747      (79,436)     (15,885)
                                                         -----------  -----------    ---------
                                                         $   887,302     (478,982)    (707,445)
                                                         -----------  -----------    ---------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at June 30, 1995 and 1994 are presented below:

                                                                              1995            1994
                                                                          -----------     ----------
               Deferred tax assets:
                 Net operating loss carryforwards                          $1,045,425      2,834,910
                 Alternative  minimum tax credit carryforwards              1,396,649        991,841
                 Uniform capitalization of LIFO inventory                      76,737         96,231
                 Pension expense accrual                                       14,432         39,676
                 Health insurance accrual                                      32,130         36,820
                 Expense accrual                                              172,738        172,738
                 Deferral of profit during plant start-up                      64,080         64,080
                 Other                                                         86,914         37,313
                                                                           ----------     ----------
                          Total gross deferred tax assets                   2,889,105      4,273,609
                                                                           ----------     ----------
               Deferred tax liabilities:
                 Depreciation and amortization of plant and equipment       7,098,609      7,664,159
                 Other                                                         68,348              0
                                                                           ----------     ----------
               Net deferred tax liability                                  $4,277,852      3,390,550
                                                                           ==========     ==========

         The Company's net operating loss carryforward for federal income tax purposes is available to offset future federal taxable income, if any, through 2008. In addition, the Company's alternative minimum tax credit carryforwards are available to reduce future federal taxable income, if any, over an infinite period.

         The Company has reached an agreement with the Internal Revenue Service
(IRS) in connection with its audit of fiscal years 1987 through 1994. The IRS has allowed additional tax basis for certain assets purchased in fiscal 1987. The impact of the agreement is a net tax benefit of $594,700. The Company expects to receive $325,000 in refunds in fiscal 1996 and will utilize the remainder as a net operating loss carryforward.

(5)  EMPLOYEE PENSION AND THRIFT PLANS

         The Company has a noncontributory group annuity pension plan with Mutual Life Insurance Company of New York. The plan covers all full-time employees who have completed six months of service, were hired prior to their 60th birthday and work 1,000 or more hours during the year. The right to discontinue the plan has been reserved by the Company, and, in such event, the accumulated plan benefits would be distributed to the participants.

         Employee pension costs amounted to $205,862 for 1995, $296,588 for 1994 and $339,812 for 1993. Pension expense for fiscal 1995 decreased because of the change in the assumed rate of compensation increase.

         The net pension cost included the following components:

                                                              1995         1994        1993
                                                            --------    ---------    ---------
      Service cost benefit earned during the period        $ 245,658      296,919     263,970
      Interest cost on projected benefit obligation          281,122      315,594     276,183
      Expected return on assets                             (550,195)    (319,414)   (215,054)
      Net amortization                                       229,277        3,489      14,713
                                                           ---------    ---------    --------
         Net pension cost                                  $ 205,862      296,588     339,812
                                                           =========    =========    ========

    Assumptions used in the accounting were:

      Discount rates                                           7.5%          8%          8%
                                                               ====          ==          ==
      Rate of increase in compensation                         3.5%        3.5%          5%
                                                               ====        ====          ==
      Expected long-term rate of return on assets                9%          9%          9%
                                                                 ==          ==          ==

         The following table sets forth the plan's funded status and amounts recognized in the Balance Sheets at June 30, 1995 and 1994.

                                                                        1995           1994
                                                                      ---------      ---------
    Actuarial present value of vested benefit obligations           $2,474,102      1,779,143
                                                                    ==========      =========
    Accumulated benefit obligation                                  $2,974,753      2,204,912
                                                                    ==========      =========
    Plan assets at fair value                                       $4,261,451      3,369,991
    Projected benefit obligation                                     4,423,236      3,412,339
                                                                    ----------      ---------
    Plan assets less than projected benefit obligation                (161,785)       (42,348)
    Unrecognized transition amount                                    (254,078)      (280,962)
    Unrecognized prior service loss                                    334,106        364,480
    Unrecognized actuarial loss (gain)                                 121,845       (151,383)
                                                                    ----------      ---------
     Pension asset (liability) recognized in the
      Balance Sheets                                                $   40,088       (110,213)
                                                                    ==========      =========

         The Company has a contributory 401(k) thrift plan covering substantially all employees who have completed one year of service. Total expenses under the plan amounted to approximately $153,000 for 1995, $143,000 for 1994 and $136,000 for 1993.


(6)      INDUSTRY SEGMENT AND EXPORT SALES

         The Company's operations consist of one industry segment, and all of the operations are located in the United States. Export sales comprised 38%, 49% and 46% of net sales in fiscal 1995, 1994, and 1993, respectively. The same customer accounted for 13%, 12% and 10% of net sales in fiscal 1995, 1994 and 1993, respectively, and another customer also accounted for 13% and 12% of the net sales in fiscal 1995 and 1994, respectively.

(7)      STOCKHOLDERS' EQUITY

         A long-term incentive plan for officers and certain key employees of the Company was adopted in 1987 and amended in 1991 by the Company's stockholders. The Company reserved 500,000 shares of common stock for issuance upon the exercise of incentives awarded under the plan. Awards under the plan may be in the form of options to purchase common stock, convertible debentures, convertible preferred stock, stock appreciation rights, performance units, restricted stock, supplemental cash or other forms as the Board of Directors may direct.

         Transactions under the Company's long-term incentive plan during fiscal 1993, 1994 and 1995 were as follows:

                                                                  Price Range
                                                                   Per Share            Shares
                                                                 -------------        --------
                       Outstanding-June 30, 1992                 $6.00 - 13.75        195,000
                       Options granted                               5.00              30,000
                                                                                      -------
                       Outstanding-June 30, 1993                  5.00 - 13.75        225,000
                       Options granted                            5.25 - 6.25          77,500
                       Options canceled                           5.25 - 12.75        (33,400)

                       Outstanding-June 30, 1994                  5.00 - 13.75        269,100
                       Options granted                               7.50              60,000
                       Options exercised                             5.25                (300)
                       Options canceled                              5.25                (600)
                                                                                      -------
                       Outstanding-June 30, 1995                  5.00 - 13.75        328,200
                                                                                      =======

At June 30, 1995 options to purchase 214,399 shares were exercisable under the plan.

         The Company adopted a Share Purchase Rights Plan ("Plan") on November 6, 1990 and amended the Plan August 7,1991 and August 3, 1994. Under the Plan, one Preferred Share Purchase Right ("Right") was distributed for each outstanding common share. The Right becomes exercisable if a person or group acquires 10% or more of the Company's common stock or announces a tender offer, the consummation of which would result in the ownership by such a person or group of 10% or more of the common stock. The terms of the Plan provide that current holdings of First Mississippi and Ashland do not trigger the provisions of the Plan. The Right entitles its holder to purchase, at the Right's then current exercise price, a number of the Company's common shares having a market value of twice such price. The plan expires on November 15, 1997 unless extended.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company's plant is located on an eight-acre site near Donaldsonville, Louisiana. In June 1969, the plant site was leased by Triad to Ashland, which subsequently assigned a one-half interest in the lease to First Mississippi. Ashland and First Mississippi have assigned the lease to the Company. The plant site lease will expire on June 1, 2000, and the lessee has the right to extend the lease for four additional five-year terms or until 2020. The annual rent under the lease is $2,500 during the primary term and any additional terms.

         The Company is obligated under other operating leases. At June 30, 1995, estimated minimum rental expense under noncancelable operating leases was as follows:

                                     Fiscal Year
                                     -----------
                                         1996                         $12,025
                                         1997                          12,025
                                         1998                           4,881
                                         1999                           2,500
                                         2000                           2,292
                                     After 2000                             0
                                                                      -------
                                                                      $33,723
                                                                      =======


         Various legal actions are pending against the Company which seek relief or damages including an action seeking contribution to cleaning costs of a Superfund site by plaintiff parties identified by the United States Environmental Protection Agency and another site at which the Company has been named a potentially responsible party. While the final outcome of these matters cannot be predicted with certainty at this time, management believes, after consulting with counsel, that the ultimate liability, if any, will not have a material effect on the consolidated financial position, results of operations and cash flow of the Company.

         The Company has two $3.75 million revolving loan agreements with two banks which provide for lines of credit. Under the provisions of each of the agreements, the Company must pay interest at prime and maintain certain quarterly financial covenants as follows: current ratio 1.25 : 1; quick ratio
 .70 : 1; debt to equity ratio .50 : 1; and minimum net worth of $29 million. Both of these lines of credit expire on April 1, 1997 and are unsecured. At June 30, 1995, there were no amounts outstanding under these lines of credit.

         Foreign currency transaction gains and losses are included in the determination of net income (loss). Transaction gains (losses) increased (decreased) net earnings in 1995, 1994 and 1993 by $93,000, $53,000 and ($118,000), respectively.


(9)      SALE OF TECHNOLOGY

         During the third quarter of fiscal 1994, the Company sold its controlled-release fertilizer technology for a net sales price of $1.8 million. The sale resulted in a pretax gain of $1,715,240.


SUPPLEMENTAL INFORMATION

         The quarterly financial data (unaudited) for the three years ended June 30, 1995 follows:

                                EARNINGS
                                 (LOSS)       INCOME
                                 BEFORE        TAX        NET     PRIMARY AND FULLY
                                 INCOME     (BENEFIT)   EARNINGS  DILUTED EARNINGS     TAX
                      REVENUE     TAXES      EXPENSE     (LOSS)   (LOSS) PER SHARE    RATE
                      -------     -----      -------     ------   ----------------    ----
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995:
    1st Quarter      $  9,391      744         268          476           .09         36.0%
    2nd Quarter        11,584    1,508         543          965           .17         36.0
    3rd Quarter        12,156    1,559         (33)       1,593           .29          2.1
    4th Quarter        12,370      467         168          298           .05         36.0

                                EARNINGS
                                 (LOSS)       INCOME
                                 BEFORE        TAX        NET     PRIMARY AND FULLY
                                 INCOME     (BENEFIT)   EARNINGS  DILUTED EARNINGS     TAX
                      REVENUE     TAXES      EXPENSE     (LOSS)   (LOSS) PER SHARE    RATE
                      -------     -----      -------     ------   ----------------    ----
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1994:
    1st Quarter      $  8,413  (1,938)       (698)      (1,240)          (.23)        36.0%
    2nd Quarter         9,269  (3,024)     (1,088)      (1,936)          (.35)        36.0
    3rd Quarter        10,025   1,004         361          643            .12         36.0
    4th Quarter        11,378      40          15           25            .00         36.0

1993:
    1st Quarter      $  8,889  (1,389)       (500)        (889)          (.16)        36.0%
    2nd Quarter        10,281    (841)       (303)        (538)          (.10)        36.0
    3rd Quarter         7,990    (748)       (269)        (479)          (.09)        36.0
    4th Quarter         8,263  (2,633)       (948)      (1,685)          (.31)        36.0

         The tax rate for each quarter is based upon an estimate of the effective tax rate of the entire year. The tax rate in the third quarter of fiscal 1995 was impacted by a $594,700 settlement reached with the Internal Revenue Service.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There have been no changes in accountants and no disagreements on accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and its independent certified public accountants during the period beginning July 1, 1993 and ending on the date hereof.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company is included on pages 3 to 5 of the Company's definitive proxy statement prepared in connection with the 1995 Annual Meeting of Shareholders to be held November 7, 1995 and is incorporated herein by reference. Certain information concerning the Company's officers is included in Item 4(a) of Part I of this report.


ITEM 11.         EXECUTIVE COMPENSATION

         Information regarding executive compensation is included on pages 5 to 9 of the Company's definitive proxy statement prepared in connection with the 1995 Annual Meeting of Shareholders to be held November 7, 1995 and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is included on pages 2 to 3 of the Company's definitive proxy statement prepared in connection with the 1995 Annual Meeting of Shareholders to be held November 7, 1995 and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is included on pages 11 to 12 of the Company's definitive proxy statement prepared in connection with the 1995 Annual Meeting of Shareholders to be held November 7, 1995 and is incorporated herein by reference.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(a) l.           Financial Statements

                 See Item 8 of PART II of this report.

    2.           Financial Statement Schedules

                 See Item 8 of Part II of this report.

    3.           Exhibits

                 3.1      Restated Certificate of Incorporation of the Company.(1)

                 3.2      Amended By-laws of the Company.(1)

                 3.3      Amendment No. 1 to Amended By-laws.(6)

                 3.4      Amendment No. 2 to Amended By-laws.(7)

                 4.1      See Exhibits 3.1 and 3.2 for provisions of the Company's Restated Certificate of Incorporation
                          and Amended By-laws defining the rights of holders of Common Stock.

                 4.2      Specimen of Common Stock certificate.(1)

                 4.3      Registration Rights Agreement by and among the Company, Ashland and First Mississippi.(2)

                10.1      Feedstock Agreement dated April 30, 1987, by and between the Company and First Mississippi, certain portions of which are filed under a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act(1)

                10.2      United States Patent, Patent Number 4,565,867.(1)

                10.3      MCI/Triad Intercompany Agreement dated June 10,1987, by and between the Company and Triad.(1)

                10.4      Gas Sales Contract dated August 1, 1986, by and between Ponchartrain Natural Gas System and the
                          Company.(1)

                10.5      Site Lease Agreement dated November 4, 1970 and July 1, 1972, respectively, by and among Triad,
                          First Mississippi, Mis Coa, Mississippi Chemical Corporation, Coastal Chemical Corporation and
                          Ashland.(1)

                10.6      Assignment of Site Lease dated July 23, 1987, by and among Triad, First Mississippi,
                          Mississippi Chemical Corporation, Ashland and the Company.(1)

                10.7      Amended and Restated Long-Term Incentive Plan.(1)

                10.8      Employee 401(K) Thrift Plan and related Trust.(1)

                10.9      Retirement Plan for Employees of the Company including First Supplement and related Trust.(1)

                10.10     Indemnity Agreement by and between the Company and James W. Crook.(2)

                10.11     Indemnity Agreement by and between the Company and Daniel D. Reneau.(2)

                10.12     Indemnity Agreement by and between the Company and R. Michael Summerford.(2)

                10.13     Indemnity Agreement by and between the Company and Charles M. McAuley.(2)

                10.14     Indemnity Agreement by and between the Company and Scotty B. Patrick.(2)

                10.15     Description of Annual Incentive Pay Plan.(3)

                10.16     Assignment Agreement dated July 1, 1988, by and among the Company, Mississippi Chemical
                          Corporation and First Mississippi.(3)

                10.17     Standby Feedstock Agreement dated July 1, 1988, by and between the Company and First
                          Mississippi(3)

                10.18     Rights agreement dated November 15, 1990 and an amendment thereto dated August 7, 1991.(5)

                10.19     Change of Control Severance Agreement by and between the Company and each of James W. Crook and
                          Wayne D. DeLeo dated January 11, 1991 and Frederic R. Huber dated November 16, 1991(7)

                10.20     Form of Change of Control Severance Agreement by and between the Company and each of its other exempt employees (in accordance with instruction 2 to item 60l of Regulation S-K other substantially identical contracts have been omitted and a schedule identifying the documents omitted and setting forth the material details in which such documents differ from the foregoing document has been included)(7)

                10.21     Form of Amendment to Change of Control Severance Agreement (1991).(7)

                10.22     Form of Amendment to Change of Control Severance Agreement (1992).(8)

                10.23     Form of Amendment to Change of Control Severance Agreement by and between the Company and
                          Martin F. Lapari.(8)

                10.24     Employment Agreement dated November 16, 1991, by and between the Company and Frederic R.
                          Huber.(8)

                10.25     Indemnity Agreement by and between the Company and Nilon H. Prater.(9)

                10.26     Indemnity Agreement by and between the Company and David J. D'Antoni.(9)

                24.1      Consent of KPMG Peat Marwick LLP.

                27        Financial Data Schedule

                 ________________________
                 (1)Incorporated by reference from the Company's Registration
                    Statement on form S-1 (Registration No. 33-15181).

                 (2)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

                 (3)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

                 (4)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

                 (5)Incorporated by reference from the Company's Current Reports on Form 8-K dated November 5, 1990 and August 7, 1991.

                 (6)Incorporated by reference to Section 4.4 of the Company's
                    Form S-8 (Registration No. 33-20502).

                 (7)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

                 (8)Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1992.

                 (9)Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1993.

(b)      Reports on Form 8-K

                 A Form 8-K dated April 13, 1995 was filed by the Company relating to the financial results for the three and nine month periods ended March 31, 1995.

                 A Form 8-K dated June 7, 1995 was filed by the Company relating to patent applications filed in the United States for improvements to the Company's process for the production of melamine.

                                                                     SCHEDULE II
                            MELAMINE CHEMICALS, INC.
                      VALUATION AND QUALIFYING ACCOUNTS

=====================================================================================================
                                                         Additions-
                                           Balance at     amounts       Deductions-     Balance at
                                           beginning     charged to     receivables       end of
Description                                 of Year       expense      written off          Year
-----------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
    Year ended June 30, 1995                $150,000       Nil             Nil           $150,000
    Year ended June 30, 1994                $120,000    $  30,000          Nil           $150,000
    Year ended June 30, 1993                  Nil       $ 120,000          Nil           $120,000
=====================================================================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 15, 1995.

                                           MELAMINE CHEMICALS, INC.

                                           /S/ FREDERIC R. HUBER
                                           -------------------------------------
                                           Frederic R. Huber
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.


     Signature                                            Title                          Date
     ---------                                            -----                          ----
/s/ JAMES W. CROOK                                 Chairman of the Board           September 15, 1995
------------------
(James W. Crook)


/s/ CHARLES M. MCAULEY                             Director                        September 15, 1995
----------------------
(Charles M. McAuley)


/s/ SCOTTY B. PATRICK                              Director                        September 15, 1995
---------------------
(Scotty B. Patrick)


/s/ R. MICHAEL SUMMERFORD                          Director                        September 15, 1995
-------------------------
(R. Michael Summerford)


/s/ DANIEL D. RENEAU, JR.                          Director                        September 15, 1995
-------------------------
(Daniel D. Reneau, Jr.)


/s/ NILON H. PRATER                                Director                        September 15, 1995
-------------------
(Nilon H. Prater)


/s/ DAVID J. D'ANTONI                              Director                        September 15, 1995
---------------------
(David J. D'Antoni)


/s/ WAYNE D. DELEO                                 Vice President and              September 15, 1995
------------------                                 Chief Financial Officer
(Wayne D. DeLeo)
(Principal Financial and
  Accounting Officer)

                               INDEX TO EXHIBITS



     Exhibit
      Number         Description
     -------         -----------
        3.1      Restated Certificate of Incorporation of the Company.(1)

        3.2      Amended By-laws of the Company.(1)

        3.3      Amendment No. 1 to Amended By-laws.(6)

        3.4      Amendment No. 2 to Amended By-laws.(7)

        4.1      See Exhibits 3.1 and 3.2 for provisions of the Company's Restated Certificate of Incorporation
                 and Amended By-laws defining the rights of holders of Common Stock.

        4.2      Specimen of Common Stock certificate.(1)

        4.3      Registration Rights Agreement by and among the Company, Ashland and First Mississippi.(2)

       10.1      Feedstock Agreement dated April 30, 1987, by and between the Company and First Mississippi, certain portions of which are filed under a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of  Information Act(1)

       10.2      United States Patent, Patent Number 4,565,867.(1)

       10.3      MCI/Triad Intercompany Agreement dated June 10,1987, by and between the Company and Triad.(1)

       10.4      Gas Sales Contract dated August 1, 1986, by and between Ponchartrain Natural Gas System and the
                 Company.(1)

       10.5      Site Lease Agreement dated November 4, 1970 and July 1, 1972, respectively, by and among Triad,
                 First Mississippi, Mis Coa, Mississippi Chemical Corporation, Coastal Chemical Corporation and
                 Ashland.(1)


                10.6      Assignment of Site Lease dated July 23, 1987, by and among Triad, First Mississippi,
                          Mississippi Chemical Corporation, Ashland and the Company.(1)

                10.7      Amended and Restated Long-Term Incentive Plan.(1)

                10.8      Employee 401(K) Thrift Plan and related Trust.(1)

                10.9      Retirement Plan for Employees of the Company including First Supplement and related Trust.(1)

                10.10     Indemnity Agreement by and between the Company and James W. Crook.(2)

                10.11     Indemnity Agreement by and between the Company and Daniel D. Reneau.(2)

                10.12     Indemnity Agreement by and between the Company and R. Michael Summerford.(2)

                10.13     Indemnity Agreement by and between the Company and Charles M. McAuley.(2)

                10.14     Indemnity Agreement by and between the Company and Scotty B. Patrick.(2)

                10.15     Description of Annual Incentive Pay Plan.(3)

                10.16     Assignment Agreement dated July 1, 1988, by and among the Company, Mississippi Chemical
                          Corporation and First Mississippi.(3)

                10.17     Standby Feedstock Agreement dated July 1, 1988, by and between the Company and First
                          Mississippi(3)

                10.18     Rights agreement dated November 15, 1990 and an amendment thereto dated August 7, 1991.(5)

                10.19     Change of Control Severance Agreement by and between the Company and each of James W. Crook and
                          Wayne D. DeLeo dated January 11, 1991 and Frederic R. Huber dated November 16, 1991(7)

                10.20     Form of Change of Control Severance Agreement by and between the Company and each of its other exempt employees (in accordance with instruction 2 to item 60l of Regulation S-K other substantially identical contracts have been omitted and a schedule identifying the documents omitted and setting forth the material details in which such documents differ from the foregoing document has been included)(7)

                10.21     Form of Amendment to Change of Control Severance Agreement (1991).(7)

                10.22     Form of Amendment to Change of Control Severance Agreement (1992).(8)

                10.23     Form of Amendment to Change of Control Severance Agreement by and between the Company and
                          Martin F. Lapari.(8)

                10.24     Employment Agreement dated November 16, 1991, by and between the Company and Frederic R.
                          Huber.(8)

                10.25     Indemnity Agreement by and between the Company and Nilon H. Prater.(9)

                10.26     Indemnity Agreement by and between the Company and David J. D'Antoni.(9)


                24.1      Consent of KPMG Peat Marwick LLP.

                27        Financial Data Schedule

                 ________________________
                 (1)Incorporated by reference from the Company's Registration
                    Statement on form S-1 (Registration No. 33-15181).

                 (2)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

                 (3)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

                 (4)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

                 (5)Incorporated by reference from the Company's Current Reports on Form 8-K dated November 5, 1990 and August 7, 1991.

                 (6)Incorporated by reference to Section 4.4 of the Company's
                    Form S-8 (Registration No. 33-20502).

                 (7)Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

                 (8)Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1992.

                 (9)Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1993.