Form 10-Q
period 1995-09-30
MELAMINE CHEMICALS INC
filed 1995-10-27
CIK 816955

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1995

Commission File No. 0-16032
                    -------

                            Melamine Chemicals, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                 64-0475913
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                          Identification Number)

Highway 18 West       Donaldsonville, Louisiana                    70346
--------------------------------------------------------------------------------
(Address of Principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (504) 473-3121
                                                     --------------


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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

5,450,300 shares of Melamine Chemicals, Inc. common stock $.01 par value per share were outstanding on October 23, 1995. Registrant has no other class of common stock outstanding.

                                        (This document contains 9 sequentially
                                        numbered pages including exhibits,
                                        indices, and financial statements,
                                        notes to financial statements and
                                        schedules.  The exhibit index to this
                                        document is located at page 8.)

Part I. Financial Information

                            MELAMINE CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      September 30,      June 30,
                                                                          1995             1995
                                                                       ------------     -----------
ASSETS
Current assets:
   Cash                                                            $      6,437,912       5,458,494
   Receivables:
     Trade (net of allowance for doubtful debts of
      $150,000 at September and June)                                     7,807,167       9,571,751
     Income tax refund                                                      312,985         401,770
     Other                                                                  172,661         177,847
----------------------------------------------------------------------------------------------------
         Total receivables                                                8,292,813      10,151,368
----------------------------------------------------------------------------------------------------
   Inventories:
     Finished goods                                                       3,434,000         590,000
     Supplies                                                               212,796         208,683
----------------------------------------------------------------------------------------------------
         Total inventories                                                3,646,796         798,683
----------------------------------------------------------------------------------------------------
   Prepaid expenses:
      Spare parts                                                         2,489,250       2,239,262
      Other                                                                 297,359          68,449
----------------------------------------------------------------------------------------------------
         Total prepaid expenses                                           2,786,609       2,307,711
----------------------------------------------------------------------------------------------------
   Deferred income taxes                                                  1,610,161       1,610,161
----------------------------------------------------------------------------------------------------
         Total current assets                                            22,774,291      20,326,417
----------------------------------------------------------------------------------------------------
Plant and equipment, at cost                                             44,634,311      43,730,930
  Less accumulated depreciation                                          21,113,742      20,192,617
----------------------------------------------------------------------------------------------------
         Net plant and equipment                                         23,520,569      23,538,313
----------------------------------------------------------------------------------------------------
Other assets                                                                422,281         424,355
----------------------------------------------------------------------------------------------------
                                                                   $     46,717,141      44,289,085
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $      4,662,388       3,775,475
  Accrued expenses                                                          714,391         750,924
  Amounts due to related parties                                          2,127,046       1,780,110
----------------------------------------------------------------------------------------------------
         Total current liabilities                                        7,503,825       6,306,509
----------------------------------------------------------------------------------------------------
Deferred income taxes                                                     6,198,532       5,888,013
Stockholders' equity:
  Preferred stock of $1 par value.
     Authorized 2,000,000 shares; none issued                                     0               0
  Common stock of $.01 par value. Authorized
     20,000,000 shares; issued and outstanding 5,450,300 at
     September and June                                                      54,503          54,503
  Additional paid-in capital                                             16,798,970      16,798,970
  Retained earnings                                                      16,161,311      15,241,090
----------------------------------------------------------------------------------------------------
         Total stockholders' equity                                      33,014,784      32,094,563
----------------------------------------------------------------------------------------------------
                                                                   $     46,717,141      44,289,085
====================================================================================================

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           QUARTER ENDED
                                                                           SEPTEMBER 30,
                                                                       1995               1994
                                                                    ----------         ---------
Net sales                                                      $    11,057,335         9,390,789
Cost of sales                                                        8,941,794         7,832,014
------------------------------------------------------------------------------------------------
     Gross profit                                                    2,115,541         1,558,775
Selling, general and administrative expenses                           748,507           750,492
Research and development costs                                          57,263            59,373
------------------------------------------------------------------------------------------------
     Operating profit                                                1,309,771           748,910

Other income (expense):
   Interest income                                                      68,441             5,476
   Interest expense                                                          0           (41,448)
   Miscellaneous                                                       (24,946)           30,918
------------------------------------------------------------------------------------------------
     Earnings before income taxes                                        1,353           743,856
Income tax expense                                                     433,045           267,788
------------------------------------------------------------------------------------------------
     Net earnings                                              $       920,221           476,068
================================================================================================
Earnings per common share:
   Primary                                                     $           .17               .09
================================================================================================


   Fully diluted                                               $           .17               .09
================================================================================================

Weighted average shares                                              5,450,300         5,450,100
================================================================================================
Dividends per common share                                     $          0.00              0.00
================================================================================================


See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            QUARTER ENDED
                                                                           SEPTEMBER 30, 1995
                                                                          1995          1994
                                                                       ---------     ----------
Cash flows from operating activities:
  Net earnings                                                   $       920,221        476,068
  Adjustments to reconcile net earnings
   to net cash provided (used) by operating
   activities:
     Depreciation                                                        921,125        887,224
     Increase in deferred income taxes                                   310,519        230,757
     Change in assets and liabilities:
       Decrease (increase) in:
         Receivables                                                   1,858,555      2,415,179
         Inventories                                                  (2,848,113)      (784,727)
         Prepaid expenses                                               (478,898)    (1,004,103)
       Increase (decrease) in:
         Accounts payable                                                886,913        223,538
         Accrued expenses                                                (36,533)        44,440
         Amounts due to related parties                                  346,936       (253,360)
-----------------------------------------------------------------------------------------------
         Cash provided by operating activities                         1,880,725      2,235,016
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                  (903,381)      (385,711)
  Decrease (increase) in other assets                                      2,074         (4,194)
-----------------------------------------------------------------------------------------------
         Cash used by investing activities                              (901,307)      (389,905)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of note payable                                                    0     (2,000,000)
  Proceeds from exercise of stock options                                      0          1,575
  Principal payments under capital lease obligation                            0        (17,498)
-----------------------------------------------------------------------------------------------
         Cash used by financing activities                                     0     (2,015,923)
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         979,418       (170,812)
Cash and cash equivalents at beginning of period                       5,458,494        357,821
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $     6,437,912        187,009
===============================================================================================
Supplemental disclosure of cash flow
   information:
      Cash paid during the period for:
         Income taxes                                            $             0              0
===============================================================================================
         Interest                                                $             0         45,062
===============================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements for the three-month periods ended September 30, 1995 and 1994 have not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

2. CONTINGENCIES

     Various legal actions are pending against the Company which seek relief or damages including actions seeking contribution to cleaning costs of two Superfund sites by plaintiff parties identified by the United States Environmental Protection Agency. While the final outcome of these matters cannot be predicted with certainty at this time, management believes, after consulting with counsel, that the ultimate liability, if any, will not have a material effect on the consolidated financial position and results of operations of the Company.


Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    During the first quarter of fiscal 1996, the Company's cash position continued to improve. The cash balance increased by $979,000 since the end of fiscal 1995. This improvement was caused primarily by earnings during the first quarter.

    During the first quarter of fiscal 1996, the Company incurred capital expenditures of approximately $903,000. Capital expenditures are expected to total approximately $3.0 million for the year. These expenditures are expected to be funded out of operations, and any shortfall can be funded from the Company's $7.5 million lines of credit.

    The level of trade receivables at September 30, 1995 was lower than at June 30, 1995 because of:

1. Sales in the first quarter of fiscal 1996 were lower than in the fourth quarter of fiscal 1995; and

2. The first quarter of fiscal 1996 had a smaller percentage of sales to foreign customers where the terms tend to be longer than to domestic customers.


Results of Operations

    The results for the three-month periods ended September 30, 1995 and 1994 follow:

                                           Quarter Ended
                                           September 30,
                                           -------------
                                           1995     1994
                                           ----     ----
            Sales:
               Millions of pounds          20.7     23.0
               Average price/pound         53.4c.   40.8c.
            Production:
               Millions of pounds          27.8     25.4
               Cost of sales/pound         43.2c.   34.0c.

    Sales volume was less than the prior year because the Company held back the sales volume to increase the inventory level in anticipation of a maintenance shut down scheduled during the second quarter of fiscal 1996.

    Sales prices in the first quarter of fiscal 1995 were 31% higher than the year before and 6% higher than the immediately preceding quarter. These increases reflect the impact of improving economies worldwide. Sales prices in the next few quarters are expected to increase further but not at the same pace as during the last five fiscal quarters.

    The cost of sales per pound in the three-months ended September 30, 1995 was 27% higher than the same period last year. The increase was due almost entirely to higher raw material prices. Raw material prices for the second quarter of fiscal 1996 are about 10% lower than the first fiscal quarter. However, the Company's raw material supplier has indicated that raw material prices will increase the cost of production back to the first quarter level in the third and fourth quarters of fiscal 1996. The Company will attempt to offset any raw material price increases by further increasing sales prices, but the ultimate success of this effort is impossible to predict.

    Miscellaneous income decreased for the quarter ended September 30, 1995 as compared to the same period in the prior year. The decrease is due mainly to a currency exchange loss in fiscal 1996 as compared to a currency exchange gain in fiscal 1995.

    Interest expense for the three-months ended September 30, 1995 decreased as compared to the same periods in the prior year. The decrease is due to the decreased level of borrowing in fiscal 1996 as compared to fiscal 1995. Interest income increased in the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. The increase is due to the increase in the cash balance in fiscal 1996 as compared to fiscal 1995.

    The tax rate in fiscal 1996 is expected to be 32% rather than the 36% rate in fiscal 1995. The reduction in the rate is due to the expected benefit of the Company's foreign sales corporation.

    An annual maintenance shut down is planned during the second quarter of fiscal 1996. It is expected that the M-II plant will be shut down for about five weeks, and the M-I plant will be shut down for about two weeks. The cost of sales is expected to increase by approximately 5c. per pound during this quarter because there will be less production pounds over which to spread fixed and semi-fixed costs. This cost of sales increase will be offset somewhat by the lower raw material cost which is expected to save about 2c. per pound.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments during the quarter ended September 30, 1995.

Item 6.  Exhibits and reports on Form 8-K.

A. Page 8 of this report is the index for those exhibits required to be filed as part of this report.

B. A Form 8-K was filed on October 16, 1995 with the press release announcing results of operation for the first quarter of fiscal 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Melamine Chemicals, Inc.
                                      -----------------------------------------
                                      (Registrant)



Date: October 23, 1995                /s/ Fred Huber
                                      -----------------------------------------
                                      Fred Huber
                                      President & Chief Executive Officer



Date: October 23, 1995                /s/ Wayne D. DeLeo
                                      -----------------------------------------
                                      Wayne D. DeLeo
                                      Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number
------

   11        Statement re Computation of Per Share Earnings
   27        Financial Data Schedule
