Form 10-Q
period 1995-12-31
MELAMINE CHEMICALS INC
filed 1996-02-05
CIK 816955

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended December 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES  X    NO
                                             ---      ---
5,455,300 shares of Melamine Chemicals, Inc. common stock $.01 par value per share were outstanding on February 2, 1996. Registrant has no other class of common stock outstanding.

                                       (This document contains 9 sequentially
                                       numbered pages including exhibits,
                                       indices, and financial statements, notes to financial statements and schedules. The exhibit index to this document is located at page 8).

 Part I. Financial Information

                            MELAMINE CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     DECEMBER 31,       JUNE 30,
                                                         1995             1995
                                                     ------------      ----------
ASSETS
Current assets:
  Cash                                              $   5,371,327       5,458,494
  Receivables:
      Trade (net of allowance for
        doubtful debts of $150,000
        at December and June)                           8,093,180       9,571,751
      Income tax refund                                    24,877         401,770
      Other                                               203,062         177,847
---------------------------------------------------------------------------------
          Total receivables                             8,321,119      10,151,368
---------------------------------------------------------------------------------
  Inventories:
      Finished goods                                    3,424,000         590,000
      Supplies                                            217,175         208,683
---------------------------------------------------------------------------------
          Total Inventories                             3,641,175         798,683
---------------------------------------------------------------------------------
  Prepaid expenses:
      Spare parts                                       2,478,135       2,239,262
      Other                                               934,061          68,449
---------------------------------------------------------------------------------
          Total prepaid expenses                        3,412,196       2,307,711
---------------------------------------------------------------------------------
  Deferred income taxes                                 1,610,161       1,610,161
---------------------------------------------------------------------------------
          Total current assets                         22,355,978      20,326,417
---------------------------------------------------------------------------------
Plant and equipment, at cost                           45,989,762      43,730,930
  Less accumulated depreciation                        22,032,272      20,192,617
---------------------------------------------------------------------------------
          Net plant and equipment                      23,957,490      23,538,313
---------------------------------------------------------------------------------
Other assets                                              427,167         424,355
---------------------------------------------------------------------------------
                                                    $  46,740,635      44,289,085
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   4,128,865       3,775,475
  Accrued expenses                                        755,501         750,924
  Amounts due to related parties                        1,431,699       1,780,110
---------------------------------------------------------------------------------
          Total current liabilities                     6,316,065       6,306,509
---------------------------------------------------------------------------------
Deferred income taxes                                   6,401,333       5,888,013
Stockholders' equity:
  Preferred stock of $1 par value.
    Authorized 2,000,000 shares;
    none issued                                                 0               0
  Common stock of $.01 par value.
    Authorized 20,000,000 shares;
    issued and outstanding 5,455,300
    at December and 5,450,300 shares;
    at June                                                54,553          54,503
  Additional paid-in capital                           16,823,920      16,798,970
  Retained earnings                                    17,144,764      15,241,090
---------------------------------------------------------------------------------
          Total stockholders' equity                   34,023,237      32,094,563
---------------------------------------------------------------------------------
                                                    $  46,740,635      44,289,085
=================================================================================

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          QUARTER ENDED                     SIX MONTHS ENDED
                                                            DECEMBER 31,                       DECEMBER 31,
                                                       1995             1994               1995           1994
                                                  -------------      ----------       -------------   -------------
Net sales                                         $  12,237,107      11,583,781       $  23,294,442   $  20,974,570
Cost of sales                                        10,186,610       9,250,623          19,128,404      17,082,637
-------------------------------------------------------------------------------------------------------------------
       Gross profit                                   2,050,497       2,333,158           4,166,038       3,891,933
Selling, general and administrative expenses            794,043         717,420           1,542,550       1,467,912
Research and development costs                           54,967          55,265             112,230         114,638
-------------------------------------------------------------------------------------------------------------------
       Operating profit                               1,201,487       1,560,473           2,511,258       2,309,383

Other income (expense):
    Interest income                                     279,744           6,062             348,185          11,538
    Interest expense                                          0          (7,351)                  0         (48,799)
    Miscellaneous                                       (34,977)        (50,806)            (59,923)        (19,888)
-------------------------------------------------------------------------------------------------------------------
       Earnings before income taxes                   1,444,254       1,508,378           2,799,520       2,252,234
Income tax                                              462,801         543,016             895,846         810,804
-------------------------------------------------------------------------------------------------------------------
       Net earnings                               $     983,453         965,362           1,903,674       1,441,430
===================================================================================================================

Earnings per common share:
    Primary                                       $         .18             .17                 .35   $         .26
===================================================================================================================
    Fully diluted                                 $         .18             .17                 .35   $         .26

===================================================================================================================
Weighted average shares                               5,453,633       5,450,300           5,451,967       5,450,200
===================================================================================================================
Dividends per common share                        $        0.00            0.00                0.00   $        0.00
===================================================================================================================

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          QUARTER ENDED                     SIX MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                       1995            1994                1995             1994
                                                  -------------      ----------         -----------      -----------
Cash flows from operating activities:
 Net earnings                                     $     983,453         965,362           1,903,674        1,441,430
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation                                        918,530         903,218           1,839,655        1,790,442
    Increase (decrease) in deferred income taxes        202,801         543,016             513,320          773,773
     Change in assets liabilities:
     Decrease (increase) in:
      Receivables                                       (28,306)     (1,339,876)          1,830,249        1,075,303
      Inventories                                         5,621         414,929          (2,842,492)        (369,798)
      Prepaid expenses                                 (625,587)        343,191          (1,104,485)        (660,912)
     Increase (decrease) in:
      Accounts payable                                 (533,523)       (555,964)            353,390         (332,426)
      Accrued expenses                                   41,110        (126,194)              4,577          (81,754)
      Amounts due to related parties                   (695,347)       (396,216)           (348,411)        (649,576)
--------------------------------------------------------------------------------------------------------------------
      Cash provided by operating activities             268,752         751,466           2,149,477        2,986,482
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Capital expenditures                                (1,355,451)       (102,578)         (2,258,832)        (488,289)
 (Increase) in other assets                              (4,886)         (5,954)             (2,812)         (10,148)
--------------------------------------------------------------------------------------------------------------------
      Cash (used) by investing activities            (1,360,337)       (108,532)         (2,261,644)        (498,437)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 (Repayment) from note payable                                0               0                   0       (2,000,000)
 Proceeds from exercise of stock options                 25,000               0              25,000            1,575
 (Payments under) lease obligation                            0        (285,778)                  0         (303,276)
--------------------------------------------------------------------------------------------------------------------
      Cash provided (used) by financing
        activities                                       25,000        (285,778)             25,000       (2,301,701)
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents     (1,066,585)        357,156             (87,167)         186,344
Cash and cash equivalents at beginning
   of period                                          6,437,912         187,009           5,458,494          357,821
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $   5,371,327         544,165           5,371,327          544,165
====================================================================================================================
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for:
     Income taxes                                 $     260,000               0             260,000                0
====================================================================================================================
     Interest                                     $           0          21,029                   0           66,091
====================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements for the three and six-month periods ended December 31, 1995 and 1994 have not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

2.       CONTINGENCIES

         Various legal actions are pending against the Company which seek relief or damages including actions seeking contribution to cleaning costs of two Superfund sites by plaintiff parties identified by the United States Environmental Protection Agency. During the second fiscal quarter of 1996, the Company received from the United States Environmental Protection Agency a settlement offer for the Superfund site located near Iota, Louisiana. The Company has accepted the offer to settle for less than $1,000. While the final outcome of the other action cannot be predicted with certainty at this time, management believes, after consulting with cousel, that the ultimate liability, if any, will not have a material effect on the consolidated financial position and results of operations of the Company.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         During the second quarter of fiscal 1996, the Company continued to generate cash from operating activities. However, the cash position of the Company was reduced, primarily because of capital expenditures. During the second quarter of fiscal 1996, the Company incurred capital expenditures of approximately $1.4 million. Capital expenditures are now expected to total approximately $3.2 million for the year. While funds from operations are expected to be adequate to pay for capital expenditures, any unexpected shortfall can be funded from the Company's $7.5 million lines of credit.

         The level of trade receivables at December 31, 1996, was lower than at June 30, 1995 because of a smaller percentage of sales to foreign customers where the payment terms tend to be longer than the terms extended to domestic customers.

         The level of inventory increased significantly as compared to June 30, 1995. The increase was the result of the Company's attempt to build inventory from a one week supply to approximately a 30 day supply.

Results of Operations

         The results for the three- and six-month periods ended December 31, 1995 and 1994 follow:

                            Quarter Ended              Six Months Ended
                            December 31,                 December 31,
                            ------------                 ------------
                          1995         1994          1995           1994
                          ----         ----          ----           ----
Sales:
   Millions of pounds     22.2         27.3          42.9           50.3
   Average price/pound    55.1 cents   42.4 cents    54.3 cents     41.7 cents
Production:
   Millions of pounds     21.8         25.7          49.6           51.1
   Cost of sales/pound    45.9 cents   33.9 cents    44.6 cents     33.9 cents

         Sales volume for the quarter and the six months ended December 31, 1995 were lower than for the comparable period in fiscal 1995 primarily because of the Company's attempt to increase its inventory level to more acceptable levels. In addition, during the second quarter of fiscal 1996 the Company had no sales to one of its customers which historically had accounted for approximately 10% of total sales. This customer was obtaining melamine from a competitor at lower prices than were offered by the Company. The Company has received no purchase orders from that customer for the third fiscal quarter of 1996.

         Sales prices for the quarter and the six months ended December 31, 1995 were much higher than the prior year because of stronger demand in both the U.S. and Europe. However, during the second quarter of fiscal 1996, the Company did sense weakening demand in the domestic market. it is not anticipated that prices in the third quarter of fiscal 1996 will change significantly from the second quarter level.

         Production volume in the second quarter of fiscal 1996 was lower than in the prior year and in the prior quarter. The decrease was due to the annual maintenance shutdown taken in the quarter ended December 31, 1995.

         The cost of sales per pound in the three-months and six-months ended December 31, 1995 was more than 30% higher than in the same periods last year. The increase as compared to last year was due almost entirely to an increase in the price of raw materials.

         Raw material prices for the third quarter of fiscal 1996 are expected to increase cost of sales by 3.5 cents per pound as compared to the second fiscal quarter. Additionally, increases in the price of natural gas are expected to increase cost of sales by 1.5 cents per pound. The Company does not expect to be able to increase prices to offset these cost increases.

         Interest income for the three-months and six-months ended December 31, 1995 increased as compared to the same periods in the prior year. The increase was due to the increased level of cash balances invested and also from $208,000 interest earned on tax refunds received from the Internal Revenue Services.

         The effective tax rate in fiscal 1996 is expected to be 32% rather than the 36% rate in fiscal 1995. The reduction in the rate is due to the expected benefit of the Company's foreign sales corporation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         During the second fiscal quarter of 1996, the Company received from the United States Environmental Protection Agency a settlement offer for the Superfund site located near Iota, Louisiana. The Company has accepted the offer to settle for less than $1,000.

         There have been no other material developments during the quarter ended December 31, 1995.

Item 6. Exhibits and reports on Form 8-K

A. Page 8 of this report is the index for those exhibits required to be filed as part of this report.

B. A Form 8-K was filed on January 16, 1996 with the press release announcing results of operation for the second quarter of fiscal 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Melamine Chemicals, Inc.
                                  -----------------------------------
                                  (Registrant)


Date: February 2, 1996            /s/ Fred Huber
                                  -----------------------------------
                                  Fred Huber
                                  President & Chief Executive Officer


Date: February 2, 1996            /s/ Wayne D. DeLeo
                                  -----------------------------------
                                  Wayne D. DeLeo
                                  Vice President & Chief Financial
                                  Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             Description
-------            -----------
  11      Statement re Computation of Per Share Earnings
  27      Financial Data Schedule