Form 10-Q
period 1996-03-31
MELAMINE CHEMICALS INC
filed 1996-05-08
CIK 816955

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1996

Commission File No. 0-16032


                          Melamine Chemicals, Inc.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                                           64-0475913
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)


    Highway 18 West   Donaldsonville, Louisiana               70346
- --------------------------------------------------------------------------------
    (Address of Principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (504) 473-3121
                                                  ------------------


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

                                           YES       X           NO
                                                  -------              -------

5,455,300 shares of Melamine Chemicals, Inc. common stock $.01 par value per share were outstanding on May 7, 1996. Registrant has no other class of common stock outstanding.

                               (This document contains 10 sequentially numbered pages including exhibits, indices, and financial statements, notes to financial statements and schedules. The exhibit index to this document is located at page 9.)

Part 1.  Financial Information


                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                     March 31,      June 30,
                                                       1996           1995
                                                   ------------   ------------
ASSETS
Current assets:
 Cash                                              $  3,819,609   $  5,458,494

 Receivables:
   Trade (net of allowance for doubtful debts of
     $150,000 at March and June)                     12,279,097      9,571,751
   Income taxes                                          24,877        401,770
   Other                                                200,795        177,847
- ------------------------------------------------------------------------------
       Total receivables                             12,504,769     10,151,368
- ------------------------------------------------------------------------------
   Inventories:
     Finished goods                                   3,820,000        590,000
     Supplies                                           212,276        208,683
- ------------------------------------------------------------------------------
       Total inventories                              4,032,276        798,683
- ------------------------------------------------------------------------------
   Prepaid expenses:
     Spare parts                                      2,447,149      2,239,262
     Other                                              465,693         68,449
- ------------------------------------------------------------------------------
       Total prepaid  expenses                        2,912,842      2,307,711
- ------------------------------------------------------------------------------
   Deferred income taxes                              1,610,161      1,610,161
       Total current assets                          24,879,657     20,326,417
   Plant and equipment, at cost                      47,111,137     43,730,930
   Less accumulated depreciation                     23,036,942     20,192,617
- ------------------------------------------------------------------------------
       Net plant and equipment                       24,074,195     23,538,313
- ------------------------------------------------------------------------------
   Other assets                                         436,714        424,355
- ------------------------------------------------------------------------------
                                                     49,390,566   $ 44,289,085
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    4,988,898      3,775,475
  Accrued expenses                                    1,074,254        750,924
  Amounts due to related parties                      2,034,701      1,780,110
- ------------------------------------------------------------------------------
       Total current liabilities                      8,097,853      6,306,509
- ------------------------------------------------------------------------------
Deferred income taxes                                 6,488,739      5,888,013
Stockholders' equity:
  Preferred stock of $.01 par value.
    Authorized 2,000,000 shares; none issued                  0              0
  Common stock of $.01 par value.  Authorized
    20,000,000 shares; issued and outstanding
    5,455,300 at March and 5,450,300 at June             54,553         54,503
  Additional paid-in capital                         16,823,920     16,798,970
  Retained earnings                                  17,925,501     15,241,090
- ------------------------------------------------------------------------------
       Total stockholders' equity                    34,803,974     32,094,563
- ------------------------------------------------------------------------------
                                                     49,390,566   $ 44,289,085
==============================================================================

See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                      Quarter Ended         Nine Months Ended
                                        March 31,                March 31,

                                    1996         1995       1996        1995
                                ------------ ---------- ------------ -----------
Net sales                       $ 14,787,330 12,155,554 $ 38,081,772  33,130,124
Cost of sales                     12,659,886  9,959,210   31,788,290  27,041,847
- --------------------------------------------------------------------------------
    Gross profit                   2,127,444  2,196,344    6,293,482   6,088,277
Selling, general and adm             901,932    793,523    2,444,482   2,261,435
Research and development costs        59,290     54,003      171,520     168,641
- --------------------------------------------------------------------------------
     Operating profit              1,166,222  1,348,818    3,677,480   3,658,201

Other income (expense):
  Interest income                     67,230     19,466      415,415      31,004
  Interest expense                         0          0            0     (48,799)
  Miscellaneous                      (85,309)   191,466     (145,232)    171,307
- --------------------------------------------------------------------------------
     Earnings before income taxes
                                   1,148,143  1,559,479    3,947,663   3,811,713
Income tax (benefit)                 367,406    (33,287)   1,263,252     777,517
- --------------------------------------------------------------------------------
     Net earnings               $    780,737  1,592,766 $  2,684,411   3,034,196
================================================================================

Earnings per common share:
    Primary                     $        .14        .29          .49          .5
================================================================================

    Fully diluted               $        .14        .29          .49          .5
================================================================================


Weighted average shares            5,455,300  5,450,300    5,453,078   5,450,233
================================================================================
Dividends per common share      $       0.00       0.00         0.00        0.00
================================================================================

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                       QUARTER ENDED               NINE MONTHS ENDED
                                                                         MARCH 31,                     MARCH 31,
                                                                   1996           1995           1996           1995
                                                               -----------      ---------    -----------      ---------
Cash flows from operating activities:
 Net earnings                                                  $   780,737      1,592,766    $ 2,684,411      3,034,196
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation                                                  1,019,358        914,794      2,859,013      2,705,236
   Increase in deferred income taxes                                87,406        291,923        600,726      1,065,696
   Gain on asset sale                                                    0         (5,906)             0         (5,906)
   Change in assets and liabilities:
    Decrease (increase) in:
      Receivables                                               (4,183,650)    (1,297,686)    (2,353,401)      (222,383)
      Inventories                                                 (391,101)       314,182     (3,233,593)       (55,616)
      Prepaid expenses                                             499,354        453,117       (605,131)      (207,795)
    Increase (decrease) in:
      Accounts payable                                             860,033       (282,001)     1,213,423       (614,427)
      Accrued expenses                                             318,753         88,072        323,330          6,318
      Amounts due to related parties                               603,002        713,787        254,591         64,211
- -------------------------------------------------------------------------------------------------------------------------
      Cash provided by operating activities                       (406,108)     2,783,048      1,743,369      5,769,530
- -------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                           (1,136,063)      (440,720)    (3,394,895)      (929,009)
 (Increase) in other assets                                         (9,547)       (20,634)       (12,359)       (30,782)
 Proceeds from asset sale                                                0          8,025              0          8,025
- -------------------------------------------------------------------------------------------------------------------------
      Cash (used) by investing activities                       (1,145,610)      (453,329)    (3,407,254)      (951,766)
- -------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 (Repayment) of note payable                                             0              0              0     (2,000,000)
 Proceed from exercise of stock options                                  0              0         25,000          1,575
 Other financing activities                                              0              0              0       (303,276)
- -------------------------------------------------------------------------------------------------------------------------
      Cash provided (used) by
       financing activities                                              0              0         25,000     (2,301,701)
- -------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                (1,551,718)     2,329,719     (1,638,885)     2,516,063
Cash and cash equivalents at beginning
 of period                                                       5,371,327        544,165      5,458,494        357,821
- -------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end
 of period                                                     $ 3,819,609      2,873,884    $ 3,819,609      2,873,884
=========================================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Income taxes                                                $   280,000              0    $   540,000              0
=========================================================================================================================
   Interest                                                    $         0          7,227    $         0         73,318
=========================================================================================================================

See accompanying notes to consolidated financial statements

 NOTES TO FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements for the three and six-month periods ended March 31, 1996 and 1995 have not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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


Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    During the third quarter of fiscal 1996, the cash position of the Company was reduced, primarily because of capital expenditures and an increase in trade receivables. During the third quarter of fiscal 1996, the Company incurred capital expenditures of approximately $1.1 million. Capital expenditures are now expected to total approximately $3.7 million for the year. While funds from operations are expected to be adequate to pay for capital expenditures, any unexpected shortfall can be funded from the Company's $7.5 million lines of credit, all of which are currently available.

    The level of trade receivables at March 31, 1996, was higher than at June 30, 1995 because of a larger percentage of sales to foreign customers where the payment terms tend to be longer than the terms extended to domestic customers. In addition, the net sales for the third quarter set a new sales record and approximately 43% of the net sales occurred in the last month of the quarter.

    The level of inventory increased significantly as compared to June 30, 1995. The increase was the result of the Company's attempt to build inventory from a one week supply to approximately a 30 day supply.

Results of Operations

    The results for the three- and nine-month periods ended March 31, 1996 and 1995 follow:

                                  Quarter Ended            Nine Months Ended
                                     March 31  ,               March 31,
                                  --------------          -------------------
                                  1996     1995           1996           1995
                                  ----     ----           ----           ----
   Sales:
      Millions of pounds          26.9     25.5           69.8           75.8
      Average price/pound         54.9c.   47.7c.         54.5c.         43.7c.
   Production:
      Millions of pounds          27.5     24.4           77.1           75.5
      Cost of sales/pound         47.3c.   39.1c.         45.3c.         35.7c.

    Sales volume for the quarter ended March 31, 1996 was higher than the same quarter in fiscal 1995. The volume increase represents higher demand in the foreign areas brought about by production problems experienced by competitors in certain foreign areas. In addition, in February 1996, a major customer that did not purchase from the Company during the entire second quarter of fiscal 1996 started purchasing product.

    Sales prices for the quarter and the nine months ended March 31, 1996 were much higher than the prior year because of stronger demand in both the U.S. and Europe. However, during the second and third quarter of fiscal 1996, the Company did sense weakening demand in the domestic market. It is not anticipated that prices in the fourth quarter of fiscal 1996 will change significantly from the third quarter level.

    Production volume in the third quarter of fiscal 1996 was higher than in the same period in the prior year. Production was negatively affected in the third quarter of fiscal 1995 by an unscheduled maintenance shut down caused by a power outage.

    The cost of sales per pound in the three-months and nine-months ended March 31, 1996 was higher than in the same periods last year. The increase as compared to last year was due almost entirely to an increase in the price of raw materials and natural gas.

    Raw material prices for the fourth quarter of fiscal 1996 are expected to increase cost of sales by 1.3c. per pound as compared to the third fiscal quarter. The Company does not expect to be able to increase prices to offset this cost increase.

    Selling, general and administrative expenses for the three months ended March 31, 1996 were about 14% higher than for the same period last year. The primary reasons for the increase were the addition of a salesman, an increase in the estimated pension expense for the year and a number of individually insignificant one-time charges.

    Interest income for the three-months and nine-months ended March 31, 1996 increased as compared to the same periods in the prior year due to the increased level of cash balances invested and also from $208,000 in interest earned in the second fiscal quarter on tax refunds received from the Internal Revenue Service.

    Miscellaneous income decreased for the quarter and nine-months ended March 31, 1996 as compared to the same periods in the prior year due mainly to a currency exchange loss in fiscal 1996 as compared to a currency exchange gain in fiscal 1995.

    The effective tax rate in fiscal 1996 is expected to be 32% rather than the 36% rate in fiscal 1995. The reduction in the rate is due to the expected benefit of the Company's foreign sales corporation.

    In fiscal 1992, the Company announced that it was beginning to evaluate the feasibility of constructing a melamine plant in a joint venture with a subsidiary of Norsk Hydro A.S. The Company has completed its evaluation and expects that a final decision will be reached by the two joint venture partners in the fourth quarter of fiscal 1996.

    In August 1995, the Company announced that it was evaluating the possibility of building a 66 million pound per year melamine plant near Memphis, Tennessee. Since that date, the Company has spent or committed to spend approximately $1.0 million in engineering and design of this project. If a plant is constructed, this cost will be included in the cost of the project. If it is decided not to build this plant, this cost will be expensed in the period that decision is reached.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments during the quarter ended March 31, 1996.


Item 6.  Exhibits and reports on Form 8-K.

A. At page 9 of this report is the index for those exhibits required to be filed as part of this report.

B. A Form 8-K was filed on April 15, 1996 with the press release announcing results of operation for the third quarter of fiscal 1996.

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



                                        Melamine Chemicals, Inc.
                                        ----------------------------------------
                                        (Registrant)



Date:  May 7, 1995                      /s/ FRED HUBER
                                        ----------------------------------------
                                        Fred Huber
                                        President & Chief Executive Officer



Date: May 7, 1995                       /s/ WAYNE D. DELEO
                                        ----------------------------------------
                                        Wayne D. DeLeo
                                        Vice President & Chief Financial Officer

                                 EXHIBIT INDEX

   Exhibit                                                        Sequential
   Number                                                         Page Number
   ------                                                         -----------
    11       Statement re Computation of Per Share Earnings           10
    27       Financial Data Schedule                                  11