Form 10-K
period 1996-06-30
MELAMINE CHEMICALS INC
filed 1996-09-11
CIK 816955

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1996 OR

[   ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at September 6, 1996 was approximately $14,454,000.

    The number of shares of the Registrant's common stock, par value one cent ($.01) per share, outstanding at September 6, 1996 was 5,455,300.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement prepared for use in connection with the registrant's 1996 Annual Meeting of Shareholders to be held November 12, 1996 dated October 4, 1996 have been incorporated by reference into Part III of this Form 10-K.

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

    In June 1987, the Company started construction of a new production facility at the Donaldsonville plant that utilizes a high-pressure, high-temperature non-catalytic process developed and patented by the Company (the "M-II process") with a design and operating capacity of 30 million pounds per year (the "M-II plant"). Management believed that the M-II process would result in significant improvements over the low-pressure, catalytic process (the "M-I process") used by the M-I plant, including savings in capital costs and energy costs over comparable production facilities utilizing the M-I technology. During fiscal 1994, the M-II plant produced 16.3 million pounds, during fiscal 1995, the plant produced 23.8 million pounds and during fiscal 1996, the plant produced 24.6 million pounds. The M-II plant's production in fiscal 1994 was negatively impacted by a decision to take an extended maintenance turnaround to reduce inventory levels.

    The purity of the product produced by the M-II plant is averaging in excess of 97%, and 100% of the product's ingredients are chemically active. The Company has been successful in introducing this product into a variety of markets including adhesive resins, molding compounds and concrete additives. While not all market segments are expected to be able to use the M-II product, the Company believes that approximately 80% of the current worldwide melamine market could utilize this product. During fiscal 1996, sales of the M-II product totaled 21.8 million pounds compared to 21.8 million pounds in fiscal 1995 and 24.7 million pounds in fiscal 1994.

    In June 1995, the Company filed patent applications in the United States covering what it believes to be significant improvements to the M-II process. Laboratory test of these improvements indicates that they can increase the melamine content of our M-II product up to 99.5% plus. With this improvement in melamine content, the M-II product should be suitable for 90% of the current worldwide consumption. The patents were issued in May 1996.


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


MARKETING AND SALES

    The Company's domestic and international sales are managed by a Vice President of Sales and Marketing. The Company uses a number of agents outside the United States.

    During the last three years, approximately 50% of the Company's output was purchased by less than ten industrial customers, including Monsanto Chemical Company, Sun Coast Industries, Inc., BASF Corporation and BTL Specialty Resins Corporation. More than 10% of the Company's output was purchased by Monsanto Chemical Company during this period, and in fiscal 1994 and 1995, Sun Coast Industries, Inc. also purchased more than 10% of the Company's output.

    During fiscal 1994, approximately 49% of the net sales of the Company were derived from customers in foreign countries. Approximately 8% were to customers in Italy, 7% to customers in Japan, 5% to customers in Turkey, 4% to customers in Indonesia, 3% to customers in the Netherlands, 3% to customers in Belgium, 3% to customers in Australia, 3% to customers in Thailand and 13% to customers in other countries. During fiscal year 1995, approximately 38% of the net sales of the Company were derived from customers in foreign countries. Approximately 8% were to customers in Italy, 4% to customers in Belgium, 4% to customers in Brazil, 4% to customers in the Netherlands, 2% to customers in Chile, 2% to customers in France, 2% to customers in Germany, 2% to customers in Turkey and 10% to customers in other countries. During fiscal 1996, approximately 43% of the net sales of the Company were derived from customers in foreign countries. Approximately 6% were to customers in Italy, 5% to customers in the Netherlands, 5% to customers in Belgium, 5% to customers in Australia, 4% to customers in Indonesia, 2% to customers in India, 2% to customers in Israel, 2% to customers in Korea, 2% to customers in Taiwan and 10% to customers in other countries.

    For additional information on sales to significant customers and export sales, see footnote 6 to the financial statements on Page 23.

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

    The Company estimates its share of the domestic merchant market to be approximately 60%. The addition in 1990 of approximately 65 million pounds of production capacity at the AMEL plant and increased competition from foreign producers have made competition in the domestic market intense. In the last four fiscal years, the Company has placed greater emphasis on selling in the domestic market.

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

    Melamine imports during the twelve months ended June 30, 1996 have constituted less than 10% of the total merchant market.

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


PATENTS

    The Company possesses technical know-how and trade secrets, as well as 20 United States patents, that cover both the M-II process and various industrial and agricultural applications. None of the Company's patents will expire before the year 2001. The Company also holds or has applied for the equivalent of many of its United States patents in various foreign countries.


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

    The Melamine-II Process. The M-II process is a continuous, high-pressure, non-catalytic anhydrous process in which hot urea melt is fed into a reactor under high-pressure and converted directly into melamine in liquid form with ammonia and carbon dioxide formed as gaseous by-products. After separation from the ammonia and carbon dioxide, the liquid melamine is injected into a cooling unit where it is depressurized and rapidly cooled. This process allows the formation of melamine crystal that has purity averaging in excess of 97%. The Company has found that the melamine produced with the M-II process is sufficiently pure for use in adhesive resins, as a flame retardant in flexible polyurethane foam, as a concrete additive and in certain molding compounds. While not all markets are expected to be able to use the product currently produced with the M-II process, the Company believes that approximately 70% of the current worldwide consumption could utilize this product.

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

    The Company currently purchases less than 25% of Triad's urea output. Because of the advantages of receiving feedstock from and returning carbamate to an adjacent urea plant, the continued operation of Triad's plant is important to the Company. First Mississippi and Mississippi Chemical have not agreed to guarantee the continuation of Triad's operations and have reserved the right to suspend or terminate delivery of feedstock upon any suspension or termination of those operations. Except for temporary shutdowns for maintenance and repairs, Triad's facility has been in continuous operation for 25 years and is believed by the Company to be one of the most cost efficient urea plants in the United States. During such temporary shutdowns, the Company has been required to suspend melamine production. To the extent practicable, the Company stockpiles melamine in anticipation of Triad's regularly scheduled maintenance shut downs. The Company does not believe that its ability to fill customer orders in a timely manner has been significantly affected by any suspension of operations at the Triad facility.


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

    See Item 3. "Legal Proceedings" for a description of the potential liability associated with the cleaning up of Superfund site near the town of Sorrento, Louisiana.

    Employee safety in the United States is regulated under the Occupational Safety and Health Act, and management believes that the Company is in compliance in all material respects with its requirements.



EMPLOYEES

    The Company employs 93 persons at the Donaldsonville facility. In addition, the Company regularly has approximately 60 independent contractors working at its facility. None of the Company's regular full-time employees or its independent contractors are represented by unions.

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


ITEM 2. PROPERTIES

    The Company's plant is located on an eight-acre site that is leased from Triad near Donaldsonville, Louisiana. The plant site lease will expire June 1, 2000, and the lessee has the right to extend the lease for four additional five- year terms or until 2020. The annual rent under the lease is $2,500 during the primary term and any additional terms. Because the plant site is surrounded by land owned by Triad and would otherwise have no access to public thoroughfares, railroad lines or feedstock or utility sources, Triad has granted in the site lease certain non-exclusive rights-of-way over its property for all purposes necessary to permit operation of the plant.

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

ITEM 3.  LEGAL PROCEEDINGS

    The Company is one of seventeen defendants in a Superfund site clean up cost contribution action brought by four plaintiff companies. Fifteen of the defendants have settled or been dismissed from this litigation. The plaintiff companies have been identified by the United States Environmental Protection Agency (the "EPA") as the major generators of wastes disposed at the Cleve Reber Superfund site near the town of Sorrento, Louisiana. In September 1988, the plaintiff companies were ordered by the EPA to clean up the site, and they have agreed to do so. The plaintiff companies subsequently brought this suit seeking to recover approximately $51 million plus $6 million for reimbursement to the EPA for remedial costs. While the lawsuit is still in the discovery stage, it appears that the Company has substantial defenses to the action by plaintiffs. Material generated by the Company is alleged to have been disposed of at this site for only one brief period when the regular disposal site used by its waste disposal contractor was unavailable. The Company contends that any of its materials transported to the site were not hazardous waste and represent only a de minimis contribution to the site as compared to material disposed of there by the plaintiffs and other defendants. The Company has moved for summary judgment seeking dismissal from this lawsuit. The motion is presently pending before the court, but placed in abeyance pending settlement discussions.

    In March 1995, the Company received notice that it had been named a potentially responsible party (PRP) at a Superfund site located near Iota, Louisiana. The EPA was attempting to recover approximately $4.7 million from approximately 350 PRP's, including the Company. During fiscal 1996, the Company was able to settle this matter for less than $1,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 1996.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information regarding the executive officers of the Company as of September 6, 1996.

    James W. Crook, 66, has served as Chairman of the Board since June 1987. Mr. Crook, a private investor, has served on the Board of Directors since 1972. Mr. Crook is a director of First Mississippi Corporation and is also a member of the Triad Management Committee.

    Frederic R. Huber, 61, has served as President and Chief Executive Officer since November 1991. From 1985 to November 1991, Mr. Huber served as Executive Vice President of the Organic Chemicals Division of W. R. Grace & Co.

    Wayne D. DeLeo, 49, has served as Vice President and Chief Financial Officer since 1987.

    Martin F. Lapari, 48, has served as Vice President of Manufacturing and Engineering since August 1992. From May 1987 until August 1992, Mr. Lapari served as the Company's plant manager.

    William A. Sorensen, 60, has served as Vice President of Sales and Marketing since January 1994. From January 1993 to December 1993, Mr. Sorensen served as Director of National Account Sales of LaRoche Chemicals, Inc. From 1989 to 1992, Mr. Sorensen served as Director of Corporate Relations of LaRoche Chemicals Inc., a manufacturer of specialty and industrial aluminas, chlor alkali and conditioned comfort products.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

 The Company's common stock trades on The Nasdaq Stock Market under the symbol
                                     MTWO.

    The following table sets forth the high and low sales price of the Company's common stock as quoted on Nasdaq for the fiscal years ending June 30, 1996 and 1995:

                                       1996                1995
                                ----------------     ----------------
                                  High      Low       High       Low
            First Quarter       10 1/4    8 1/2       11        5 7/8
            Second Quarter      10 1/4    8 1/4       12 1/4    9
            Third Quarter        9 1/2    7 5/8       10 3/4    7 1/4
            Fourth Quarter       9 3/4    7 49/64      9 1/4    7

    As of September 6, 1996, there were 212 record holders of the Company's common stock and approximately 1,843 beneficial shareholders.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
                                           -------------------------------------------------------
                                                           FISCAL YEAR ENDED JUNE 30,
                                           -------------------------------------------------------
                                             1996        1995       1994        1993        1992
                                           --------    --------   --------    --------    --------
OPERATIONS STATEMENT DATA:
Net sales                                  $ 55,619      45,501     39,085      35,423      35,910
Cost of sales                                46,976      38,204     41,670      37,353      34,639
                                           --------    --------   --------    --------    --------
    Gross profit (loss)                       8,643       7,297     (2,585)     (1,930)      1,271
Selling, general and administrative
 expenses                                     3,293       2,994      2,820       3,285       3,552
Research and development costs                  229         230        182         129          27
                                           --------    --------   --------    --------    --------
        Operating income (loss)               5,121       4,073     (5,587)     (5,344)     (2,308)
Other income (expense), net                  (1,106)        205      1,668        (266)        (92)
                                           --------    --------   --------    --------    --------
    Earnings (loss) before income tax
     expense (benefit)                        4,015       4,278     (3,919)     (5,610)     (2,400)
Income tax expense (benefit)                  1,285         945     (1,411)     (2,019)       (864)
                                           --------    --------   --------    --------    --------
    Net earnings (loss)                    $  2,730       3,333     (2,508)     (3,591)     (1,536)
                                           ========    ========   ========    ========    ========

Earnings (loss) per common share           $   0.50        0.60      (0.46)      (0.66)      (0.28)
                                           ========    ========   ========    ========    ========

Dividends per common share                 $   0.00        0.00       0.00        0.18        0.18
                                           ========    ========   ========    ========    ========


                                            (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
                                           ----------------------------------------------------
                                                              AS OF JUNE 30
                                           ----------------------------------------------------
                                             1996       1995       1994       1993       1992
                                           --------   --------   --------   --------   --------
BALANCE SHEET DATA:
   Working capital                         $ 18,364     14,020      9,656     12,678     14,016
    Total assets                           $ 47,143     44,289     40,610     46,954     49,913
   Stockholders' equity                    $ 34,850     32,095     28,760     31,268     34,859

                                                        FISCAL YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                             1996       1995       1994       1993       1992
                                           --------   --------   --------   --------   --------
OPERATING DATA (IN MILLIONS OF POUNDS):
   Melamine produced                          106.0       99.3       84.5       94.5       77.4
   Domestic sales                              58.0       62.6       53.9       47.0       36.7
   Export sales                                44.5       37.8       51.2       40.4       38.7








ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales in fiscal 1996 increased to $55.6 million from $45.5 million in fiscal 1995. The sales volume increased by 2% while the sales prices increased by 20%. The sales volume for fiscal 1996 was curtailed by the Company to build inventory to a more acceptable level. The sales price increases during fiscal 1996 reflect the impact of strong worldwide demand.

    Sales in fiscal 1995 increased to $45.5 million from $39.1 million in fiscal 1994. The sales volume decreased to 100 million pounds from 105 million pounds because of low inventory levels. While sales volume decreased, the average sales price increased 22% in fiscal 1995 as compared to fiscal 1994. The sales price increase was due to the strengthening worldwide economies and the resulting increase in demand. During fiscal 1995, the Company implemented two overall price increases and announced another price increase effective July 1, 1995.

    The following table, which is derived from Item 6. "Selected Financial Data," sets forth for the periods indicated certain items from the Company's statements of operations as a percentage of the Company's sales:

                                                                Fiscal Year Ended June 30,
                                                        ---------------------------------------
                                                        1996               1995          1994
                                                        -------          -------        -------
    As a percentage of sales
         Cost of sales                                    84.5%            84.0%        106.6%
         Gross profit (loss)                              15.5             16.0          (6.6)
         Selling, general and administrative expenses     5 .9             6 .6           7.2
         Research and development costs                   0 .4             0 .5           0.5
         Operating income (loss)                          9 .2             9 .0         (14.3)
         Net earnings (loss)                              4 .9             7 .3          (6.4)

    The gross profit margins in fiscal 1996 decreased slightly as compared to fiscal 1995. Net sales price for the fiscal year increased by 8.9_ per pound while the Company experienced an increase in the cost of production of 7.8_ per pound. The increase in the cost of production was due to:

    o a 52% increase in the price of raw material increased the cost of production by 7.5_ per pound; and

    o an increase in the price of natural gas increased the cost of production by .9_ per pound.

    Offsetting these increases was the benefit that increased production volume had on spreading fixed cost.

    The gross profit margins improved in fiscal 1995 as compared to fiscal 1994 because of an increase in average sales price of 8.1_ per pound and a reduction in cost of production of 2.0_ per pound. The reduction in the cost of production was due to:

    o increased production volume over which fixed costs, including depreciation, could be spread; and

    o    a decrease in the price of natural gas, which amounted to $875,000.

The reduction in the cost of production was achieved in spite of a $1.8 million increase in maintenance cost due to the deterioration of the salt coils in the M-I plant. The salt coils have a limited life and failures increase with age and were replaced in fiscal 1996.

    Selling, general and administrative expenses increased by 10% in fiscal 1996 as compared to fiscal 1995. The increase was caused by a number of factors including:

    o increase in salaries and an increase in the number of people in the sales and customer service area;

    o    increase in bad debts expenses; and

    o    increase in consulting fees paid.

    Selling, general and administrative expenses increased by 6% in fiscal 1995 as compared to fiscal 1994. The increase was due to the incentive plan awards incurred in fiscal 1995. No incentive plan awards were granted in fiscal 1994 because the Company experienced a loss in that year.

    Research and development costs increased in both fiscal 1995 and 1996 as compared to fiscal 1994 as the emphasis has moved from trying to get the M-II plant operating properly back to basic research and development. In addition, because the Company has become profitable, the funds available for research have increased. Research and development costs are expected to increase in fiscal 1997 to more than $300,000.

    During fiscal 1996, the amount of interest income increased significantly as compared to prior years. The change was due to an increase in the level of cash balances during the year and $208,000 of interest earned on tax refunds received during the year.

    In fiscal 1996, there was a $195 thousand miscellaneous expense compared to miscellaneous income of $159 thousand in fiscal 1995. The expense was attributable to foreign exchange losses in fiscal 1996 as compared to foreign exchange gains in fiscal 1995.

    In the fourth quarter of fiscal 1996, the Company's net results were impacted by a $1,863,000 charge for costs associated with two expansion projects which were terminated. In fiscal 1992, the Company announced that it was going to evaluate the feasibility of constructing a melamine plant in a joint venture with a subsidiary of Norsk Hydro A.S. (Hydro). The Company was informed by Hydro during the last week of June 1996 that it had decided not to proceed with the project. In addition, the Company entered into negotiations with Arcadian Corporation (Arcadian) in August 1995 to build a melamine plant in Memphis, Tennessee. The Company and Arcadian were unable to agree on several substantive commercial terms and agreed jointly to terminate their negotiations. The costs associated with engineering and design of the two plant sites were expensed when the decision was reached not to proceed.

    In addition, the fourth quarter of fiscal 1996 included a $480 thousand gain from a contract dispute resolution. During 1986, the Company and its natural gas supplies were unable to resolve a contract dispute regarding the price of natural gas. In the fourth quarter of fiscal 1996, the statute of limitation expired on the issue.

    In the fourth quarter of fiscal 1995, the Company's operating results were negatively affected by:

    o A 34% increase in the cost of raw material, which reduced operating income by $1.3 million; and

    o A maintenance shut down during the last nine days of the month, which reduced production by about three million pounds.

Partially offsetting these negative factors was a 2.5_ per pound increase in the average selling price.

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

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1996, the Company generated cash flow from operations of $2.8 million and spent $3.1 million in capital expenditures. The cash flow from operations would have been greater, but the Company used $2.2 million in increasing trade receivables for the increased level of sales and $1.7 million in increasing inventory to more acceptable levels.

    Inventory levels declined by the end of fiscal 1994 to a two week supply, which the Company believes to be about half the acceptable level. During fiscal 1995, an attempt to build inventories to acceptable levels was not successful because of very strong demand. In fiscal 1996, the Company was able to increase inventory levels but is still below the four week level the Company tries to maintain.

    In fiscal 1995, the Company generated cash flow from operations of $9.1 million, a $7.4 million increase from the prior year. The increase was due mainly to increased profitability and an increase in deferred income taxes. Capital expenditures increased to $1.7 million in fiscal 1995 and included about $500,000 for the construction of new salt coils that will be installed in the M-I plant in October 1995. It is anticipated that the level of capital expenditures in fiscal 1997 will approximate $2 million.

    The Company has two $3.75 million lines of credit that expire in April 1997. The Company expects the level of borrowing in fiscal 1997 to be nominal and that the lines of credit will be sufficient to finance planned capital expenditures and any cash shortfalls from operations.

    In May 1992, the Board of Directors eliminated the payment of dividends because of the lack of earnings and the need to conserve cash. While the future payment of dividends is at the discretion of the

Board of Directors, any future payments will include consideration of the Company's profitability, financial position and all liquidity requirements.

    The Financial Acounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company adopted the Standard, and it had no impact on the Company's results of operations or financial position.

    The FASB also issued SFAS No. 123, "Acounting for Stock Based Compensation," effective also for fiscal years beginning after December 15, 1995. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic value method must disclose on a proforma basis net earnings and net earnings per share as if the fair value method were used. Management is currently evaluating the requirements of SFAS No. 123.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO CONSOLIDATED FINANCIAL
                 STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL
                             STATEMENT SCHEDULES


                                                                        Page
                                                                        ----
Independent Auditors' Report                                             14


Consolidated Balance Sheets as of June 30, 1996 and 1995                 15


Consolidated Statements of Operations for the years ended
  June 30, 1996, 1995 and 1994                                           16

Consolidated Statements of Stockholders' Equity for the years
  ended June 30, 1996, 1995 and 1994                                     16


Consolidated Statements of Cash Flows for the years ended June
  30, 1996, 1995 and 1994                                                17

Notes to Consolidated Financial Statements                               18


Supplemental Information                                                 25


Schedule II - Valuation and Qualifying Accounts                          30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Melamine Chemicals, Inc.:

    We have audited the consolidated financial statements of Melamine Chemicals, Inc. as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melamine Chemicals, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP



Baton Rouge, Louisiana
July 30, 1996

                            MELAMINE CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                                                  1996           1995
                                                              ------------   ------------
                                 ASSETS
Current assets:
   Cash and temporary investments                             $  5,529,644      5,458,494
   Receivables:
     Trade (net of allowance for doubtful debts of $150,000
       at June 1996 and at June 1995)                           12,170,229      9,571,751
     Income tax refund                                              24,877        401,770
     Other                                                         167,373        177,847
                                                              ------------   ------------
           Total receivables                                    12,362,479     10,151,368
                                                              ------------   ------------
   Inventories:
     Finished goods                                              2,225,000        590,000
     Supplies                                                      288,300        208,683
                                                              ------------   ------------
           Total inventories                                     2,513,300        798,683
                                                              ------------   ------------
   Prepaid expenses:
       Spare parts                                               2,357,090      2,239,262
       Other                                                         1,410         68,449
                                                              ------------   ------------
           Total prepaid  expenses                               2,358,500      2,307,711
                                                              ------------   ------------
   Deferred income taxes                                         1,522,315      1,610,161
                                                              ------------   ------------
           Total current assets                                 24,286,238     20,326,417
                                                              ------------   ------------
Plant and equipment, at cost                                    46,860,949     43,730,930
   Less accumulated depreciation                                24,082,467     20,192,617
                                                              ------------   ------------
           Net plant and equipment                              22,778,482     23,538,313
                                                              ------------   ------------
Other assets                                                        78,073        424,355
                                                              ------------   ------------
                                                              $ 47,142,793     44,289,085
                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $  3,175,843      3,775,475
   Accrued expenses                                              1,518,082        750,924
   Amounts due to related parties                                1,227,711      1,780,110
                                                              ------------   ------------
           Total current liabilities                             5,921,636      6,306,509
                                                              ------------   ------------
Deferred income taxes                                            6,371,250      5,888,013
Stockholders' equity:
   Preferred stock of $1 par value
     Authorized 2,000,000 shares; none issued                            0              0
   Common stock of $.01 par value.  Authorized
     20,000,000 shares; issued and outstanding 5,455,300
     at June 1996 and 5,450,300 at June 1995                        54,553         54,503
   Additional paid-in capital                                   16,823,920     16,798,970
   Retained earnings                                            17,971,434     15,241,090
                                                              ------------   ------------
           Total stockholders' equity                           34,849,907     32,094,563
                                                              ------------   ------------
                                                              $ 47,142,793     44,289,085
                                                              ============   ============

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                          1996            1995            1994
                                                      ------------    ------------    ------------
Net sales                                             $ 55,618,937      45,500,736      39,085,475
Cost of sales, including amounts to related parties     46,976,007      38,203,570      41,670,029
                                                      ------------    ------------    ------------

     Gross profit (loss)                                 8,642,930       7,297,166      (2,584,554)
                                                      ------------    ------------    ------------
Selling, general and administrative expenses             3,292,634       2,993,748       2,820,539
Research and development costs                             229,460         229,955         181,943
                                                      ------------    ------------    ------------
                                                         3,522,094       3,223,703       3,002,482
                                                      ------------    ------------    ------------
     Operating income (loss)                             5,120,836       4,073,463      (5,587,036)
                                                      ------------    ------------    ------------
Other income (expenses):
   Interest income                                         472,240          95,227          50,582
   Interest expense                                              0         (48,799)       (330,187)
   Projects costs                                       (1,863,000)              0               0
   Contract dispute resolution                             479,827               0               0
   Sale of technology                                            0               0       1,715,240
   Miscellaneous                                          (194,691)        158,533         232,574
                                                      ------------    ------------    ------------
                                                        (1,105,624)        204,961       1,668,209
                                                      ------------    ------------    ------------
      Income (loss) before income tax                    4,015,212       4,278,424      (3,918,827)
Income tax expense (benefit)                             1,284,868         945,533      (1,410,778)
                                                      ------------    ------------    ------------
     Net earnings (loss)                              $  2,730,344       3,332,891      (2,508,049)
                                                      ============    ============    ============

Net earnings (loss) per common share                  $       0.50            0.60            (.46)
                                                      ============    ============    ============

See accompanying notes to consolidated financial statements.


                            MELAMINE CHEMICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                           ADDITIONAL
                                 COMMON        PAID-IN      RETAINED
                                 STOCK         CAPITAL      EARNINGS         TOTAL
                               -----------   -----------   -----------    -----------
Balance June 30, 1993               54,500    16,797,398    14,416,248     31,268,146
Net loss for fiscal 1994                 0             0    (2,508,049)    (2,508,049)
                               -----------   -----------   -----------    -----------
Balance June 30, 1994               54,500    16,797,398    11,908,199     28,760,097
Exercise of stock options                3         1,572             0          1,575
Net earnings for fiscal 1995             0             0     3,332,891      3,332,891
                               -----------   -----------   -----------    -----------
Balance June 30, 1995               54,503    16,798,970    15,241,090     32,094,563
Exercise of stock options               50        24,950             0         25,000
Net earnings for fiscal 1996             0             0     2,730,344      2,730,344
                               -----------   -----------   -----------    -----------

Balance June 30, 1996          $    54,553    16,823,920    17,971,434     34,849,907
                               ===========   ===========   ===========    ===========



See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                          1996            1995            1994
                                                      ------------    ------------    ------------
Cash flows from operating activities:
    Net earnings (loss)                               $  2,730,344       3,332,891      (2,508,049)
    Adjustments to reconcile net earnings (loss)
     to net cash provided by operating activities:
       Depreciation                                      3,904,538       3,623,109       3,344,222
       Increase (decrease) in deferred income taxes        483,237       1,381,950        (454,850)
       Loss (gain) on sale of assets                             0          (5,906)     (1,716,740)
       Change in assets and liabilities
           (Increase) decrease in:
             Receivables                                (2,211,111)       (231,862)     (2,753,793)
             Inventories                                (1,714,617)        243,824       7,858,603
             Prepaid expenses                              (50,789)         26,441        (387,451)
             Deferred income taxes                          87,846        (494,648)        (24,132)
          Increase (decrease) in:
             Accounts payable                             (599,632)        635,918      (1,464,379)
             Accrued expenses                              767,158          73,372         (74,488)
             Amounts due to related parties               (552,399)        556,946        (145,747)
                                                      ------------    ------------    ------------
             Cash from operating activities              2,844,575       9,142,035       1,673,196
                                                      ------------    ------------    ------------
Cash flows from investing activities:
    Proceeds from disposition of assets                          0           8,025       1,801,500
    Capital expenditures                                (3,144,707)     (1,741,711)     (1,315,817)
    Decrease (increase) in other assets                    346,282          (5,975)       (401,993)
                                                      ------------    ------------    ------------
       Cash from investing activities                   (2,798,425)     (1,739,661)         83,690
                                                      ------------    ------------    ------------

Cash flows from financing activities:
    (Repayment) of note payable                                  0      (2,000,000)     (2,000,000)
    Proceeds from exercise of stock options                 25,000           1,575               0
    Other financing activities                                   0        (303,276)        303,276
                                                      ------------    ------------    ------------
       Cash from financing activities                       25,000      (2,301,701)     (1,696,724)
                                                      ------------    ------------    ------------

Increase in cash and temporary investments                  71,150       5,100,673          60,162
Cash and temporary investments at beginning
    of year                                              5,458,494         357,821         297,659
                                                      ------------    ------------    ------------
Cash and temporary investments at end of year         $  5,529,644       5,458,494         357,821
                                                      ============    ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Income taxes                                     $    625,000         460,000             478
                                                      ============    ============    ============
     Interest                                         $          0          73,318         331,080
                                                      ============    ============    ============

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996, 1995 and 1994


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

         At June 30, 1996, First Mississippi Corporation (First Mississippi) and a division of Ashland Inc. (Ashland) each owned 23.4% of the Company, which operates a melamine production facility.

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

(c) Inventories

         Inventories of finished goods are stated at the lower of cost or market as determined by the last-in, first-out (LIFO) method. Supplies are stated at the lower of average cost or net realizable value. If the average cost method was used, finished goods inventories would be higher by $653,000 and $436,000 at June 30, 1996 and 1995, respectively.

(d) Plant and Equipment

         Plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives used to depreciate assets are:

                                                       Years
                                                       -----
             Plant and leasehold equipment            3 - 15
             Buildings                                5 - 15
             Machinery and equipment                  3 - 10
             Furniture and fixtures                   3 - 12

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

(i) Cash and Temporary Investments

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

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

(2) RELATED PARTY TRANSACTIONS

     A summary of significant transactions with related parties follows:

                                                                        1996          1995       1994
                                                                    ----------    ----------  ----------
      Purchases of raw materials from First Mississippi
       at prices approximating market                              $11,592,109     7,153,290   6,199,179
                                                                   ===========    ==========   =========

      Amounts paid to Triad Chemical, an affiliate of
       First Mississippi, for certain utilities and services
       as well as shared costs such as security, maintenance
       and related services                                        $   265,851       428,502     425,875
                                                                   ===========    ==========  ==========

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

    Since August 1986, the Company has purchased a substantial portion of its raw materials at approximate market prices under a long-term contract with First Mississippi which expires in June 2000. In July 1988, the Company agreed to an assignment in which one-half of First Mississippi's obligation to supply raw materials was assigned to another company, and First Mississippi agreed to guarantee the performance of the other company.


(3) PLANT AND EQUIPMENT

    A summary of plant and equipment follows:

                                                         JUNE 30,         JUNE 30,
                                                           1996             1995
                                                       -----------      ----------
         Plant and leasehold improvements             $ 43,070,652      39,765,414
         Buildings                                         669,510         660,616
         Machinery and equipment                         1,872,139       1,561,719
         Furniture and fixtures                            714,124         682,563
         Construction in progress                          534,524       1,060,618
                                                      ------------     -----------

         Total plant and equipment                    $ 46,860,949      43,730,930
                                                      ============      ==========

    Maintenance and repairs charged to costs and expenses were $5,957,000, $6,599,000 and $4,810,000 for fiscal 1996, 1995 and 1994, respectively. Rent expense for all operating leases amounted to $12,025, $22,000 and $42,000 for fiscal 1996, 1995, and 1994, respectively.

(4) INCOME TAXES

    Income tax expense (benefit) amounted to $1,284,868 for 1996 (an effective rate of 32%), $945,533 for 1995 (an effective rate of 22%) and $(1,410,778) for
1994 (an effective rate of 36%). The actual tax expense for these years differs from the expected tax expense as follows:

                                                                     YEARS ENDED JUNE 30
                                                            -----------------------------------
                                                              1996         1995          1994
                                                            -------     ---------      ---------
    Computed expected tax expense (benefit) 34%          $ 1,365,172     1,454,664   (1,332,401)
    State income taxes (net of Federal Income
      tax benefit)                                            96,695        65,068      (64,603)
    Settlement of fiscal 1987 through 1994 audit                   0      (594,700)           0
    Tax benefit from foreign sales corporation              (189,041)            0            0
    Other                                                     12,042        20,501     (13,774)
                                                         -----------  ------------   ----------
    Actual tax expense (benefit)                         $ 1,284,868       945,533   (1,410,778)
                                                         ===========  ============   ==========

    Components of income tax expense (benefit) are as follows:

                                                            CURRENT       DEFERRED     TOTAL
                                                            -------      ---------   ---------
    Year ended June 30, 1996:
      Federal                                                630,732      507,629    1,138,361
      State                                                   83,053       63,454      146,507
                                                         -----------    ---------   ----------
                                                         $   713,785      571,083    1,284,868
                                                         ===========    =========   ==========

    Year ended June 30, 1995:
      Federal                                                 58,231      788,713      846,944
      State                                                        0       98,589       98,589
                                                         -----------   ----------   ----------
                                                         $    58,231      887,302      945,533
                                                         ===========   ==========   ==========

    Year ended June 30, 1994:
      Federal                                            $  (931,796)    (425,762)  (1,357,558)
      State                                                        0      (53,220)     (53,220)
                                                         -----------   ----------   ----------
                                                         $  (931,796)    (478,982)  (1,410,778)
                                                         ===========   ==========   ==========

    Deferred income taxes result from timing differences in the recognition of income and expense for income tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:

                                                                    YEARS ENDED JUNE 30
                                                            ----------------------------------
                                                              1996         1995        1994
                                                            --------    ---------    ---------
    Depreciation and amortization of plant and
      equipment                                          $  (805,815)    (565,550)     314,617
    Uniform capitalization of LIFO inventory                  20,485       19,494      668,801
    Alternative minimum tax                                   73,219     (404,808)     668,836
    Expense accrual                                          183,860       29,934       59,478
    Net operating loss carryforward                        1,045,425    1,789,485   (2,111,278)
    Other                                                     53,909       18,747      (79,436)
                                                         -----------  -----------    ---------
                                                         $   571,083      887,302     (478,982)
                                                         ===========  ===========    =========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at June 30, 1996 and 1995 are presented below:

                                                                              1996            1995
                                                                          -----------     ----------
               Deferred tax assets:
                 Net operating loss carryforwards                         $         0      1,045,425
                 Alternative minimum tax credit carryforwards               1,323,430      1,396,649
                 Uniform capitalization of LIFO inventory                      56,252         76,737
                 Expense accrual                                               35,440        219,300
                 Deferral of profit during plant start-up                      64,080         64,080
                 Other                                                         43,113         86,914
                                                                          -----------     ----------
                          Total gross deferred tax assets                   1,522,315      2,889,105
                                                                          -----------     ----------

               Deferred tax liabilities:
                 Depreciation and amortization of plant and equipment       6,292,794     7,098,609
                 Other                                                         78,457        68,348
                                                                          -----------     ---------
               Net deferred tax liability                                 $ 4,848,935     4,277,852
                                                                          ===========     =========

    The Company's alternative minimum tax credit carryforwards are available to reduce future federal taxable income, if any, over an infinite period.

    The Company reached an agreement in fiscal 1995 with the Internal Revenue Service (IRS) in connection with its audit of fiscal years 1987 through 1994. The IRS allowed additional tax basis for certain assets purchased in fiscal 1987. The impact of the agreement was a net tax benefit of $594,700.


(5)  EMPLOYEE PENSION AND THRIFT PLANS

    The Company has a noncontributory group annuity pension plan that covers all full-time employees who have completed six months of service, were hired prior to their 60th birthday and work 1,000 or more hours during the year. The right to discontinue the plan has been reserved by the Company, and, in such event, the accumulated plan benefits would be distributed to the participants. Approximately one-third of the plan assets are invested in U.S. government bonds with the remainder invested in U.S. equity securities.

    Employee pension costs amounted to $257,994 for 1996, $205,862 for 1995 and $296,588 for 1994. Pension expense for fiscal 1995 decreased because of the change in the assumed rate of compensation increase.

    The net pension cost included the following components:

                                                              1996         1995        1994
                                                            --------    ---------    ---------
      Service cost benefit earned during the period         $294,394      245,658      296,919
      Interest cost on projected benefit obligation          348,323      281,122      315,594
      Expected return on assets                             (388,212)    (324,408)    (319,414)
      Net amortization                                         3,489        3,490        3,489
                                                            --------     --------      -------
         Net pension cost                                   $257,994      205,862      296,588
                                                            ========      =======      =======

    Assumptions used in the accounting were:

      Discount rates                                           7.5%          7.5%         8.0%
                                                               ====          ====         ====
      Rate of increase in compensation                         3.5%          3.5%         3.5%
                                                               ====          ====         ====
      Expected long-term rate of return on assets              9.0%          9.0%         9.0%
                                                               ====          ====         ====

    The following table sets forth the plan's funded status and amounts recognized in the Balance Sheets at June 30, 1996 and 1995.

                                                                        1996           1995
                                                                      ---------      ---------
    Actuarial present value of vested benefit obligations           $ 3,007,143      2,474,102
                                                                    ===========      =========
    Accumulated benefit obligation                                  $ 3,524,978      2,974,753
                                                                    ===========      =========
    Plan assets at fair value                                       $ 5,084,380      4,261,451
    Projected benefit obligation                                      5,260,621      4,423,236
                                                                    -----------     ----------
    Plan assets less than projected benefit obligation                 (176,241)      (161,785)
    Unrecognized transition amount                                     (227,194)      (254,078)
    Unrecognized prior service loss                                     303,733        334,106
    Unrecognized actuarial loss (gain)                                   80,152        121,845
                                                                    -----------     ----------
     Pension asset (liability) recognized in the
      Balance Sheets                                                $  (19,550)        40,088
                                                                    ===========      =========

    The Company has a contributory 401(k) thrift plan covering substantially all employees who have completed one year of service. Total expenses under the plan amounted to approximately $166,000 for 1996, $153,000 for 1995 and $143,000 for 1994.


(6) INDUSTRY SEGMENT AND EXPORT SALES

    The Company's operations consist of one industry segment, and all of the operations are located in the United States. Export sales comprised 43%, 38% and 49% of net sales in fiscal 1996, 1995, and 1994, respectively. The same customer accounted for 13%, 13% and 12% of net sales in fiscal 1996, 1995 and 1994, respectively, and another customer also accounted for 13% and 12% of the net sales in fiscal 1995 and 1994, respectively.

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

    Transactions under the Company's long-term incentive plan during fiscal 1994, 1995 and 1996 were as follows:

                                                   Price Range
                                                    Per Share           Shares
                                                  -------------        -------
        Outstanding-June 30, 1993                 $5.00 - 13.75        225,000
        Options granted                            5.25 - 6.25          77,500
        Options canceled                           5.25 - 12.75        (33,400)
                                                                       -------
        Outstanding-June 30, 1994                  5.00 - 13.75        269,100
        Options granted                               7.50              60,000
        Options exercised                             5.25                (300)
        Options canceled                              5.25                (600)
                                                                       -------
        Outstanding-June 30, 1995                  5.00 - 13.75        328,200
        Options granted                               8.75              70,900
        Options exercised                             5.00              (5,000)
                                                                       -------
        Outstanding-June 30, 1996                  5.00 - 13.75        394,100
                                                                       =======

At June 30, 1996 options to purchase 261,934 shares were exercisable under the plan.

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

    The Company is obligated under other operating leases. At June 30, 1996, estimated minimum rental expense under noncancelable operating leases was as follows:

                     Fiscal Year
                     -----------
                         1997                        $12,025
                         1998                          4,881
                         1999                          2,500
                         2000                          2,292
                         2001                              0
                     After 2001                            0
                                                     -------
                                                     $21,698
                                                     =======

    Various legal actions are pending against the Company which seek relief or damages including an action seeking contribution to cleaning costs of a Superfund site by plaintiff parties identified by the United States Environmental Protection Agency (EPA). The plaintiff companies seek to recover an unspecified amount of the cost of cleaning a Superfund site near the town of Sorrento, Louisiana. The plaintiff contends that they have spent $51 million and that the EPA is seeking reimbursement of $6 million. While the final outcome of these matters cannot be predicted with certainty at this time, management believes, after consulting with counsel, that the ultimate liability, if any, will not have a material effect on the consolidated financial position, results of operations and cash flow of the Company.

    The Company has two $3.75 million revolving loan agreements with two banks which provide for lines of credit. Under the provisions of each of the agreements, the Company must pay interest at prime and maintain certain quarterly financial covenants as follows: current ratio 1.25 : 1; quick ratio
 .70 : 1; debt to equity ratio .50 : 1; and minimum net worth of $29 million. Both of these lines of credit expire on April 1, 1997 and are unsecured. At June 30, 1996, there were no amounts outstanding under these lines of credit.

    Foreign currency transaction gains and losses are included in the determination of net income (loss). Transaction gains (losses) increased (decreased) net earnings in 1996, 1995 and 1994 by $(192,000), $93,000 and
$53,000, respectively.

(9)  OTHER INCOME AND EXPENSE

    During the third quarter of fiscal 1994, the Company sold its controlled-release fertilizer technology for a net sales price of $1.8 million. The sale resulted in a pretax gain of $1,715,240.

    In fiscal 1996, the Company wrote off $1,863,000 of costs associated with two expansion projects which were terminated. The write off included costs associated with the engineering and design of a plant to be located in Europe and a plant to be located in Memphis, Tennessee. In addition, the Company recognized a $479,827 gain from a contract dispute resolution. The contract dispute related to the price the Company's previous natural gas supplier was charging.

(10) NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Acounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company adopted the Standard, and it had no impact on the Company's results of operations or financial position.

    The FASB also issued SFAS No. 123, "Acounting for Stock Based Compensation," effective also for fiscal years beginning after December 15, 1995. The new statement encourages but does not require, companies to measure stock-based compensation cost using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic value method must disclose on a proforma basis net earnings and net earnings per share as if the fair value method were used. Management is currently evaluating the requirements of SFAS No. 123.

SUPPLEMENTAL INFORMATION

    The quarterly financial data (unaudited) for the three years ended June 30, 1996 follows:

                                               EARNINGS
                                                (LOSS)    INCOME
                                     GROSS      BEFORE      TAX         NET    PRIMARY AND FULLY
                                    PROFIT      INCOME   (BENEFIT)   EARNINGS   DILUTED EARNINGS  TAX
                         REVENUE    (LOSS)      TAXES     EXPENSE     (LOSS)    (LOSS) PER SHARE  RATE
                         -------    ------      -----     -------     ------    ----------------  ----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996:
    1st Quarter         $  11,057    2,115      1,353       433        920            .17        32.0%
    2nd Quarter            12,237    2,050      1,446       463        983            .18        32.0
    3rd Quarter            14,787    2,127      1,148       367        781            .14        32.0
    4th Quarter            17,538    2,349         68        22         46            .01        32.0

1995:
    1st Quarter         $   9,391    1,559        744       268        476            .09        36.0%
    2nd Quarter            11,584    2,333      1,508       543        965            .17        36.0
    3rd Quarter            12,156    2,197      1,559      (33)      1,593            .29         2.1
    4th Quarter            12,370    1,209        467       168        298            .05        36.0

1994:
    1st Quarter         $   8,413   (1,254)    (1,938)     (698)    (1,240)          (.23)       36.0%
    2nd Quarter             9,269   (2,228)    (3,024)   (1,088)    (1,936)          (.35)       36.0
    3rd Quarter            10,025       62      1,004       361        643            .12        36.0
    4th Quarter            11,378      837         40        15         25            .00        36.0

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the Company is included on pages 3 to 5 of the Company's definitive proxy statement prepared in connection with the 1996 Annual Meeting of Shareholders to be held November 12, 1996 and is incorporated herein by reference. Certain information concerning the Company's officers is included in Item 4(a) of Part I of this report.


ITEM 11.   EXECUTIVE COMPENSATION

    Information regarding executive compensation is included on pages 6 to 9 of the Company's definitive proxy statement prepared in connection with the 1996 Annual Meeting of Shareholders to be held November 12, 1996 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is included on pages 2 to 3 of the Company's definitive proxy statement prepared in connection with the 1996 Annual Meeting of Shareholders to be held November 12, 1996 and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is included on pages 11 to 12 of the Company's definitive proxy statement prepared in connection with the 1996 Annual Meeting of Shareholders to be held November 12, 1996 and is incorporated herein by reference.


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

             10.23 Form of Amendment to Change of Control Severance Agreement by and between the Company and Martin F. Lapari.(8)

             10.24 Employment Agreement dated November 16, 1991, by and between the Company and Frederic R. Huber.(8)

             10.25 Indemnity Agreement by and between the Company and Nilon H. Prater.(9)

             10.26 Indemnity Agreement by and between the Company and David J. D'Antoni.(9)

             24.1     Consent of KPMG Peat Marwick LLP.

          ------------------------

             (1) Incorporated by reference from the Company's Registration
                 Statement on form S-1 (Registration No. 33- 15181).

             (2) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended June 30, 1987.

             (3) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended June 30, 1988.

             (4) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended June 30, 1989.

             (5) Incorporated by reference from the Company's Current Reports on
                 Form 8-K dated November 5, 1990 and August 7, 1991.

             (6) Incorporated by reference to Section 4.4 of the Company's Form
                 S-8 (Registration No. 33-20502).

             (7) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended June 30, 1991.

             (8) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for fiscal year ended June 30, 1992.

             (9) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for fiscal year ended June 30, 1993.

(b) Reports on Form 8-K

         A Form 8-K dated July 25, 1995 was filed by the Company relating to the financial results for the year ended June 30, 1995.

         A Form 8-K dated August 10, 1995 was filed by the Company relating to the signing of two letters of intent in connection with the proposed construction of a melamine plant near Memphis, Tennessee using the Company's patented M-II technology.

         A Form 8-K dated September 1, 1995 was filed by the Company relating to a price increase for melamine crystal.

         A Form 8-K dated October 16, 1995 was filed by the Company relating to the financial results for the three month period ended September 30, 1995.

         A Form 8-K dated January 15, 1996 was filed by the Company relating to the financial results for the three and six month periods ended December 31, 1995.

         A Form 8-K dated April 15, 1996 was filed by the Company relating to the financial results for the three and nine month periods ended March 31, 1996.

         A Form 8-K dated July 1, 1995 was filed by the Company relating to ending plans for expansions in Europe and Tennessee.

         A Form 8-K dated July 30, 1996 was filed by the Company relating to the financial results for the year ended June 30, 1996.

=========================================================================================================================
                                                                                                   SCHEDULE II

                                                 MELAMINE CHEMICALS, INC.
                                            VALUATION AND QUALIFYING ACCOUNTS
=========================================================================================================================
                                                         Additions-
                                           Balance at     amounts      Deductions-      Balance at
                                           beginning     charged to    receivables        end of
Description                                 of Year       expense      written off          Year
- -------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
    Year ended June 30, 1996                $150,000       25,486        25,486         $ 150,000
    Year ended June 30, 1995                $150,000       Nil             Nil          $150,000
    Year ended June 30, 1994                $120,000    $  30,000          Nil          $150,000
=========================================================================================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 11, 1996.

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


     Signature                             Title                      Date
     ---------                             -----                      ----
/s/ JAMES W. CROOK                  Chairman of the Board       September 11, 1996
- -------------------------------
(James W. Crook)


/s/ CHARLES M. MCAULEY              Director                    September 11, 1996
- -------------------------------
(Charles M. McAuley)


/s/ SCOTTY B. PATRICK               Director                    September 11, 1996
- -------------------------------
(Scotty B. Patrick)


/s/ R. MICHAEL SUMMERFORD           Director                    September 11, 1996
- -------------------------------
(R. Michael Summerford)


/s/ DANIEL D. RENEAU, JR.           Director                    September 11, 1996
- -------------------------------
(Daniel D. Reneau, Jr.)


/s/ NILON H. PRATER                 Director                    September 11, 1996
- -------------------------------
(Nilon H. Prater)


/s/ DAVID J. D'ANTONI               Director                    September 11, 1996
- -------------------------------
(David J. D'Antoni)


/s/ WAYNE D. DELEO                  Vice President and          September 11, 1996
- -------------------------------     Chief Financial Officer
(Wayne D. DeLeo)
(Principal Financial and
  Accounting Officer)

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

             10.23    Form of Amendment to Change of Control Severance
                      Agreement by and between the Company and Martin F.
                      Lapari.(8)

             10.24 Employment Agreement dated November 16, 1991, by and between the Company and Frederic R. Huber.(8)

             10.25 Indemnity Agreement by and between the Company and Nilon H. Prater.(9)

             10.26 Indemnity Agreement by and between the Company and David J. D'Antoni.(9)

             24.1     Consent of KPMG Peat Marwick LLP.

          ------------------------

             (1) Incorporated by reference from the Company's Registration
                 Statement on form S-1 (Registration No. 33- 15181).

             (2) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended June 30, 1987.

             (3) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended June 30, 1988.

             (4) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended June 30, 1989.

             (5) Incorporated by reference from the Company's Current Reports on
                 Form 8-K dated November 5, 1990 and August 7, 1991.

             (6) Incorporated by reference to Section 4.4 of the Company's Form
                 S-8 (Registration No. 33-20502).

             (7) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended June 30, 1991.

             (8) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for fiscal year ended June 30, 1992.

             (9) Incorporated by reference from the Company's Annual Report on
                 Form 10-K for fiscal year ended June 30, 1993.