Form 10-Q
period 1996-09-30
MELAMINE CHEMICALS INC
filed 1996-10-22
CIK 816955

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996

Commission File No. 0-16032


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

5,455,300 shares of Melamine Chemicals, Inc. common stock $.01 par value per share were outstanding on October 21, 1996. Registrant has no other class of common stock outstanding.

                               (This document contains 9 sequentially numbered
                                pages including exhibits, indices, and financial statements, notes to financial statements and schedules. The exhibit index to this document is located at page 8.)

Part I.  Financial Information
------------------------------------

                           MELAMINE CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     September 30,      June 30,
                                                                         1996             1996
                                                                    -------------    --------------
ASSETS
Current assets:
  Cash                                                              $   7,523,587         5,529,644
  Receivables:
       Trade (net of allowance for doubtful debts of
         $150,000 at September and June)                               11,654,603        12,170,229
       Income tax refund                                                        0            24,877
       Other                                                              160,518           167,373
----------------------------------------------------------------------------------------------------
              Total receivables                                        11,815,121        12,362,479
----------------------------------------------------------------------------------------------------
  Inventories:
       Finished goods                                                   2,668,000         2,225,000
       Supplies                                                           262,089           288,300
----------------------------------------------------------------------------------------------------
              Total inventories                                         2,930,089         2,513,300
----------------------------------------------------------------------------------------------------
  Prepaid expenses:
         Spare parts                                                    2,372,654         2,357,090
         Other                                                            699,046             1,410
----------------------------------------------------------------------------------------------------
              Total prepaid  expenses                                   3,071,700         2,358,500
----------------------------------------------------------------------------------------------------
  Deferred income taxes                                                 1,522,315         1,522,315
----------------------------------------------------------------------------------------------------
              Total current assets                                     26,862,812        24,286,238
----------------------------------------------------------------------------------------------------
Plant and equipment, at cost                                           46,966,019        46,860,949
  Less accumulated depreciation                                        25,142,349        24,082,467
----------------------------------------------------------------------------------------------------
              Net plant and equipment                                  21,823,670        22,778,482
----------------------------------------------------------------------------------------------------
Other assets                                                               74,615            78,073
----------------------------------------------------------------------------------------------------
                                                                    $  48,761,097        47,142,793
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   3,756,226         3,175,843
  Accrued expenses                                                      1,228,226         1,518,082
  Amounts due to related parties                                        1,117,129         1,227,711
----------------------------------------------------------------------------------------------------
              Total current liabilities                                 6,101,581         5,921,636
----------------------------------------------------------------------------------------------------
Deferred income taxes                                                   6,756,746         6,371,250
Stockholders' equity:
  Preferred stock of $1 par value.
       Authorized 2,000,000 shares; none issued                                 0                 0
  Common stock of $.01 par value.  Authorized
       20,000,000 shares; issued and outstanding 5,455,300 at
       September and June                                                  54,553            54,553
  Additional paid-in capital                                           16,823,920        16,823,920
  Retained earnings                                                    19,024,297        17,971,434
----------------------------------------------------------------------------------------------------
              Total stockholders' equity                               35,902,770        34,849,907
----------------------------------------------------------------------------------------------------
                                                                    $  48,761,097        47,142,793
====================================================================================================

See accompanying notes to consolidated financial statements.

                           MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Quarter Ended
                                                                          September 30,
                                                                    1996                1995
                                                               ---------------    -----------------

Net sales                                                   $      15,356,718           11,057,335
Cost of sales                                                      12,974,553            8,941,794
---------------------------------------------------------------------------------------------------
         Gross profit                                               2,382,165            2,115,541
Selling, general and administrative expenses                          868,257              748,507
Research and development costs                                         63,825               57,263
---------------------------------------------------------------------------------------------------
         Operating profit                                           1,450,083            1,309,771

Other income (expense):
      Interest income                                                  92,395               68,441
      Miscellaneous                                                     5,850              (24,946)
---------------------------------------------------------------------------------------------------
         Earnings before income taxes                               1,548,328            1,353,266
Income tax expense                                                    495,465              433,045
---------------------------------------------------------------------------------------------------
         Net  earnings                                      $       1,052,863              920,221
===================================================================================================

Earnings per common share:
      Primary                                               $             .19                  .17
===================================================================================================

      Fully diluted                                         $             .19                  .17
===================================================================================================

Weighted average shares outstanding                                 5,455,300            5,450,300
===================================================================================================
Dividends per common share                                  $            0.00                 0.00
===================================================================================================

See accompanying notes to consolidated financial statements.

                           MELAMINE CHEMICALS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                 Quarter Ended
                                                                  September 30,
                                                             1996              1995
                                                         -------------    -------------
Cash flows from operating activities:
   Net  earnings                                          $ 1,052,863          920,221
   Adjustments to reconcile net earnings
    to net cash provided (used) by operating
    activities:
       Depreciation                                         1,059,882          921,125
       Increase in deferred income taxes                      385,496          310,519
       Change in assets and liabilities:
         Decrease (increase) in:
           Receivables                                        547,358        1,858,555
           Inventories                                       (416,789)      (2,848,113)
           Prepaid expenses                                  (713,200)        (478,898)
         Increase (decrease) in:
           Accounts payable                                   580,383          886,913
           Accrued expenses                                  (289,856)         (36,533)
           Amounts due to related parties                    (110,582)         346,936
---------------------------------------------------------------------------------------
           Cash provided by operating activities            2,095,555        1,880,725
---------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                      (105,070)        (903,381)
   `ecrease in other investing activities                       3,458            2,074
---------------------------------------------------------------------------------------
           Cash used by investing activities                 (101,612)        (901,307)
---------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            1,993,943          979,418
Cash and cash equivalents at beginning of period            5,529,644        5,458,494
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 7,523,587        6,437,912
=======================================================================================
Supplemental disclosure of cash flow
   information:
    Cash paid during the period for:
       Income taxes                                       $    64,711                0
=======================================================================================
       Interest                                           $         0                0
=======================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

      The consolidated financial statements for the three-month periods ended September 30, 1996 and 1995 have not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

2.  CONTINGENCIES

      Various legal actions are pending against the Company which seek relief or damages, including an action seeking contribution to cleaning costs of a Superfund site by plaintiff parties identified by the United States Environmental Protection Agency. While the final outcome of these matters cannot be predicted with certainty at this time, management believes, after consulting with counsel, that the ultimate liability, if any, will not have a material effect on the consolidated financial position and results of operations of the Company.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     During the first quarter of fiscal 1997, the Company's cash position continued to improve. The cash balance has increased by almost $2 million since the end of fiscal 1996. This improvement was caused primarily by earnings and depreciation being a non-cash expense.

     During the first quarter of fiscal 1997, the Company incurred capital expenditures of only approximately $105,000. Capital expenditures are expected to total approximately $2.0 million for the year. These capital expenditures are expected to be funded out of operations, and any shortfall can be funded from the Company's $7.5 million lines of credit.

     During the first quarter of fiscal 1997, the amount of other prepaid expenses increased by almost $700,000. The increase is attributable to the timing of payments for certain items such as insurance.

     Because of the relatively low inventory level and the scheduled maintenance shut down, the Company purchased approximately 2.3 millions pounds of melamine from a competitor at essentially the same price it was selling product to its customers. In addition, the Company is committed to purchase an additional 1.0 million pounds during the second quarter of fiscal 1997 at the approximate price that it is to be sold to its customer.

Results of Operations

     The results for the three-month periods ended September 30, 1996 and 1995 follow:


                                                   Quarter Ended
                                                   September 30,
                                                 -----------------
                                                 1996         1995
                                                 ----         ----
             Sales:
                Millions of pounds               28.7         20.7
                Average price/pound              53.4(cent)   53.4(cent)
             Production:
                Millions of pounds               27.4         27.8
                Cost of sales/pound              45.1         43.2(cent)

     Sales volume for the first quarter of fiscal 1997 increased by 38% as compared to the same period in fiscal 1996. The increase was due mainly to two factors:

     1. Fiscal 1997 reflects a continuing strong market for melamine worldwide; and

     2. Fiscal 1996 volume was low because the Company held back sales volume to increase inventory in anticipation of a maintenance shut down scheduled for the second quarter.

     The cost of sales per pound in the three-months ended September 30, 1996 was almost 2(cent) per pound higher than in the same period last year. The increase was due to:

     1. Natural gas prices were 49% higher than the prior year and increased cost of sales by 1.1(cent)per pound; and

     2. Increased maintenance cost and depreciation expense accounted for most of the remaining cost increase.

     Selling, general and administrative expenses increased by 16% in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The increase was due mostly to increased salary levels and increased travel cost. During the first quarter of fiscal 1997, the Company ended its association with its sales agent in Europe and appointed a new agent to act on its behalf in Europe. In this connection, Company personnel traveled extensively in Europe, visiting its customers to assist in the transition from one agent to another.

     Historically, the Company has taken one planned maintenance shut down in the first or second quarter of each fiscal year. These shut downs generally last between 2 - 3 weeks. During fiscal 1997, the Company has decided to take two planned shut downs of shorter duration. In July 1996, the Company took a maintenance shutdown of eight days and plans to take another short shut down in the third or fourth fiscal quarter of fiscal 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments during the quarter ended September 30, 1996.

Item 6.  Exhibits and reports on Form 8-K.

A. Page 7 of this report is the index for those exhibits required to be filed as part of this report.

B. A Form 8-K was filed on October 14, 1996 with the press release announcing results of operation for the first quarter of fiscal 1997.

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



                                       Melamine Chemicals, Inc.
                                       ----------------------------------------
                                       (Registrant)



Date:  October 21, 1996                /s/ Fred Huber
                                       ----------------------------------------
                                       Fred Huber
                                       President & Chief Executive Officer



Date:  October 21, 1996                /s/ Wayne D. DeLeo
                                       ----------------------------------------
                                       Wayne D. DeLeo
                                       Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number
------

  11        Statement re Computation of Per Share Earnings

  27        Financial Data Schedule