Form 10-Q
period 1996-12-31
MELAMINE CHEMICALS INC
filed 1997-01-21
CIK 816955

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended December 31, 1996

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

5,455,300 shares of Melamine Chemicals, Inc. common stock $.01 par value per share were outstanding on February 17, 1997. Registrant has no other class of common stock outstanding.

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

Part I.  Financial Information

                            MELAMINE CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 DECEMBER 31,    June 30,
                                                                     1996           1996
                                                                 ------------   ------------
ASSETS
Current assets:
   Cash                                                          $  9,673,382      5,529,644
   Receivables:
        Trade (net of allowance for doubtful debts of
          $150,000 at December and June)                           10,430,641     12,170,229
        Income tax refund                                                   0         24,877
        Other                                                          11,041        167,373
--------------------------------------------------------------------------------------------
               Total receivables                                   10,441,682     12,362,479
--------------------------------------------------------------------------------------------
   Inventories:
        Finished goods                                              3,014,000      2,225,000
        Supplies                                                      211,585        288,300
--------------------------------------------------------------------------------------------
               Total inventories                                    3,225,585      2,513,300
--------------------------------------------------------------------------------------------
   Prepaid expenses:
          Spare parts                                               2,317,873      2,357,090
          Other                                                       298,445          1,410
--------------------------------------------------------------------------------------------
               Total prepaid  expenses                              2,616,318      2,358,500
--------------------------------------------------------------------------------------------
   Deferred income taxes                                            1,522,315      1,522,315
--------------------------------------------------------------------------------------------
               Total current assets                                27,479,282     24,286,238
--------------------------------------------------------------------------------------------
Plant and equipment, at cost                                       47,308,393     46,860,949
   Less accumulated depreciation                                   26,219,366     24,082,467
--------------------------------------------------------------------------------------------
               Net plant and equipment                             21,089,027     22,778,482
--------------------------------------------------------------------------------------------
Other assets                                                           76,797         78,073
--------------------------------------------------------------------------------------------
                                                                 $ 48,645,106     47,142,793
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  3,431,860      3,175,843
   Accrued expenses                                                   934,435      1,518,082
   Amounts due to related parties                                     703,417      1,227,711
--------------------------------------------------------------------------------------------
               Total current liabilities                            5,069,712      5,921,636
--------------------------------------------------------------------------------------------
Deferred income taxes                                               6,715,947      6,371,250
Stockholders' equity:
   Preferred stock of $1 par value
        Authorized 2,000,000 shares; none issued                            0              0
   Common stock of $.01 par value.  Authorized
        20,000,000 shares; issued and outstanding 5,455,300 at
        December and 5,450,300 shares; at June                         54,553         53,553
   Additional paid-in capital                                      16,823,920     16,823,920
   Retained earnings                                               19,980,974     17,971,434
--------------------------------------------------------------------------------------------
               Total stockholders' equity                          36,859,447     34,849,907
--------------------------------------------------------------------------------------------
                                                                 $ 48,645,106     47,142,793
============================================================================================

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      QUARTER ENDED                 SIX MONTHS ENDED
                                                       DECEMBER 31,                   DECEMBER 31,
                                                   1996           1995            1996           1995
                                               ------------   ------------    ------------   ------------
Net sales                                      $ 14,553,469     12,237,107    $ 29,910,187     23,294,442
Cost of sales                                    12,338,196     10,186,610      25,312,750     19,128,404
---------------------------------------------------------------------------------------------------------
        Gross profit                              2,215,273      2,050,497       4,597,437      4,166,038
Selling, general and administrative expenses        913,273        794,043       1,781,530      1,542,550
Research and development costs                       61,262         54,967         125,087        112,230
---------------------------------------------------------------------------------------------------------
        Operating profit                          1,240,738      1,201,487       2,690,820      2,511,258

Other income (expense):
      Interest income                               120,396        279,744         212,791        348,185
      Miscellaneous                                  45,744        (34,977)         51,594        (59,923)
---------------------------------------------------------------------------------------------------------
        Earnings before income taxes              1,406,878      1,446,254       2,955,205      2,799,520
Income tax                                          450,201        462,801         945,666        895,846
---------------------------------------------------------------------------------------------------------
        Net  earnings                          $    956,677        983,453       2,009,539      1,903,674
=========================================================================================================

Earnings per common share:
      Primary                                  $        .17            .18             .36            .35
=========================================================================================================

      Fully diluted                            $        .17            .18             .36            .35
=========================================================================================================

Weighted average shares                           5,455,300      5,453,633       5,455,300      5,451,967
=========================================================================================================
Dividends per common share                     $       0.00           0.00            0.00           0.00
=========================================================================================================

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             QUARTER ENDED                 SIX MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                         1996            1995            1996            1995
                                                     ------------    ------------    ------------    ------------
Cash flows from operating activities:
  Net  earnings                                      $    956,677         983,453       2,009,540       1,903,674
  Adjustments to reconcile net earnings
    to net cash provided (used) by operating
    activities:
      Depreciation                                      1,077,017         918,530       2,136,899       1,839,655
      Increase (decrease) in deferred income taxes        (40,799)        202,801         344,697         513,320
      Change in assets and liabilities:
        Decrease (increase) in:
          Receivables                                   1,373,439         (28,306)      1,920,797       1,830,249
          Inventories                                    (295,496)          5,621        (712,285)     (2,842,492)
          Prepaid expenses                                455,382        (625,587)       (257,818)     (1,104,485)
        Increase (decrease) in:
          Accounts payable                               (324,366)       (533,523)        256,017         353,390
          Accrued expenses                               (293,791)         41,110        (583,647)          4,577
          Amounts due to related parties                 (413,712)       (695,347)       (524,294)       (348,411)
-----------------------------------------------------------------------------------------------------------------
          Cash provided by operating activities         2,494,351         268,752       4,589,906       2,149,477
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                   (342,374)     (1,355,451)       (447,444)     (2,258,832)
  (Increase) decrease in other assets                      (2,182)         (4,886)          1,276          (2,812)
-----------------------------------------------------------------------------------------------------------------
          Cash provided by investing activities          (344,556)     (1,360,337)       (446,168)     (2,261,644)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                       0          25,000               0          25,000
-----------------------------------------------------------------------------------------------------------------
          Cash provided by financing activities                 0          25,000               0          25,000
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        2,149,795      (1,066,585)      4,143,738         (87,167)
Cash and cash equivalents at beginning of period        7,523,587       6,437,912       5,529,644       5,458,494
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $  9,673,382       5,371,327       9,673,382       5,371,327
=================================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes                                   $    471,000         260,000         535,711         260,000
=================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements for the three and six-month periods ended December 31, 1996 and 1995 have not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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


Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     During the second quarter of fiscal 1997, the Company's cash position continued to improve, as its cash balance increased by approximately $2.1 million over the balance at the end of the first fiscal quarter. This improvement was caused primarily by $957 thousand in net earnings and a $1.1 million non-cash charge for depreciation.

     During the second quarter of fiscal 1997, the Company incurred capital expenditures of approximately $342,000. Capital expenditures are expected to total between $1.5 and $2.0 million for the year. These capital expenditures are expected to be funded out of operations, and any shortfall can be funded from the Company's $7.5 million lines of credit.

Results of Operations

     The results for the three-and six-month periods ended December 31, 1996 and 1995 follow:


                                  Quarter Ended     Six Months Ended
                                   December 31,       December 31,
                                 ----------------  ------------------
                                  1996     1995      1996      1995
                                 -------  -------  --------  --------
          Sales:
            Millions of pounds   27.7     22.2         56.4      42.9
            Average price/pound  52.6c.   55.1c.     53.0c.    54.3c.
          Production:
            Millions of pounds   27.8     21.8         55.2      49.6
            Cost of sales/pound  44.6c.   45.9c.     44.9c.    44.6c.


     Sales volume for the second quarter of fiscal 1997 increased by 25% as compared to the same period in fiscal 1996 but was fairly consistent with the first quarter of fiscal 1997. The increase was due mainly to two factors:

     1. Fiscal 1997 reflects a continuing strong market for melamine worldwide; and

     2. Fiscal 1996 volume was low because the Company held back sales volume to increase inventory because of a maintenance shut down taken in the second quarter of fiscal 1996.

     The cost of sales per pound in the three-months ended December 31, 1996 was almost 1c. per pound lower than in the same period last year. The decrease was due to a much higher production volume in the second quarter of fiscal 1997 as compared to the prior year. The increase in production volume was due to the maintenance shut down taken in the second quarter of the prior year. Offsetting the cost benefits of increased production volume were the negative impact of higher raw material cost (approximately 1c./lb) and higher natural gas cost (approximately 1c./lb):

     Because of relatively low inventory levels, the Company purchased approximately 3,000,000 pounds (700,000 pounds in the second quarter) of melamine from a competitor at essentially the same price as it was selling product to its customers. The Company is not committed to purchase any additional quantities.

     Selling, general and administrative expenses increased by 15% in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 and by 5% over the previous quarter. The increase was due mostly to increased salary levels and increased travel cost. During the first quarter of fiscal 1997, the Company ended its association with its sales agent in Europe and appointed a new agent to act on its behalf in Europe. In this connection, Company personnel traveled extensively in Europe, visiting its customers to assist in the transition from one agent to another.

     Interest income for the second fiscal quarter of 1997 was 57% below the same period last year. The second quarter of last year included $208,000 of interest received on tax refunds received from the Internal Revenue Service.

     Miscellaneous income for the second quarter of fiscal 1997 includes $98,000 for the reversal of an overaccrual of the estimated loss related to project cancellation costs which were recorded in June 1996. Offsetting this accrual reversal was an exchange loss of $53,000 realized in the second quarter.

     Historically, the Company has taken one planned maintenance shut down in the first or second quarter of each fiscal year. These shut downs generally last between 2 and 3 weeks. During fiscal 1997, the Company has decided to take two planned shut downs of shorter duration. In July 1996, the Company took a maintenance shutdown of eight days and plans to take another short shut down in the third or fourth fiscal quarter of fiscal 1997.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no material developments during the quarter ended December 31, 1996.

Item 6.  Exhibits and reports on Form 8-K.

A. Page 8 of this report is the index for those exhibits required to be filed as part of this report.

B. A Form 8-K was filed on January 15, 1997 containing the press release announcing results of operations for the second quarter of fiscal 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Melamine Chemicals, Inc.
                                        ----------------------------------------
                                        (Registrant)




Date: February 17, 1997                 /s/ Fred Huber
                                        ----------------------------------------
                                        Fred Huber
                                        President & Chief Executive Officer



Date: February 17, 1997                 /s/ Wayne D. DeLeo
                                        ----------------------------------------
                                        Wayne D. DeLeo
                                        Vice President & Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11          Statement re Computation of Per Share Earnings

  27          Financial Data Schedule