Form 10-Q
period 1997-03-31
MELAMINE CHEMICALS INC
filed 1997-04-23
CIK 816955

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1997

Commission File No. 0-16032


                            Melamine Chemicals, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                             64-0475913
-------------------------------                        ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

Highway 18 West    Donaldsonville, Louisiana                   70346
--------------------------------------------           ------------------------
(Address of Principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (504) 473-3121
                                                     ----------------

                                 NOT APPLICABLE
             -----------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

5,457,833 shares of Melamine Chemicals, Inc. common stock $.01 par value per share were outstanding on April 21, 1997. Registrant has no other class of common stock outstanding.

Part I. Financial Information

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                             MARCH 31,        JUNE 30,
                                                               1997            1996
                                                           ------------     ----------
ASSETS
Current assets:
   Cash                                                    $ 13,664,394      5,529,644
   Receivables:
     Trade (net of allowance for doubtful debts of
       $175,000 at March 1997 and $150,000 at June 1996)     10,479,874     12,170,229
     Income taxes                                                     0         24,877
     Other                                                       20,488        167,373
                                                           ------------     ----------
            Total receivables                                10,500,362     12,362,479
                                                           ------------     ----------
   Inventories:
     Finished goods                                           2,703,000      2,225,000
     Supplies                                                   147,422        288,300
                                                           ------------     ----------
            Total inventories                                 2,850,422      2,513,300
                                                           ------------     ----------
   Prepaid expenses:
       Spare parts                                            2,267,831      2,357,090
       Other                                                    147,945          1,410
                                                           ------------     ----------
            Total prepaid  expenses                           2,415,776      2,358,500
                                                           ------------     ----------
   Deferred income taxes                                      1,522,315      1,522,315
                                                           ------------     ----------
            Total current assets                             30,953,269     24,286,238
                                                           ------------     ----------
Plant and equipment, at cost                                 47,792,221     46,860,949
   Less accumulated depreciation                             27,290,583     24,082,467
                                                           ------------     ----------
            Net plant and equipment                          20,501,638     22,778,482
                                                           ------------     ----------
Other assets                                                     70,727         78,073
                                                           ------------     ----------
                                                           $ 51,525,634     47,142,793
                                                           ============     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           5,452,178      3,175,843
   Accrued expenses                                             954,991      1,518,082
   Amounts due to related parties                                     0      1,227,711
                                                           ------------     ----------
            Total current liabilities                         6,407,169      5,921,636
                                                           ------------     ----------
Deferred income taxes                                         6,969,170      6,371,250
Stockholders' equity:
   Preferred stock of $.01 par value
     Authorized 2,000,000 shares; none issued                         0              0
   Common stock of $.01 par value.  Authorized
     20,000,000 shares; issued and outstanding 5,456,300
     at March 1997 and 5,455,300 at June 1996                    54,563         54,553
   Additional paid-in capital                                16,831,910     16,823,920
   Retained earnings                                         21,262,822     17,971,434
                                                           ------------     ----------
            Total stockholders' equity                       38,149,295     34,849,907
                                                           ------------     ----------
                                                           $ 51,525,634     47,142,793
                                                           ============     ==========

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       QUARTER ENDED                  NINE MONTHS ENDED
                                                         MARCH 31,                        MARCH 31,
                                                   1997             1996           1997             1996
                                               ------------      ----------    ------------      ----------
Net sales                                      $ 14,997,607      14,787,330    $ 44,907,795      38,081,772
Cost of sales                                    12,001,004      12,659,886      37,313,754      31,788,290
                                               ------------      ----------    ------------      ----------
        Gross profit                              2,996,603       2,127,444       7,594,041       6,293,482
Selling, general and administrative expenses        961,582         901,932       2,743,112       2,444,482
Research and development costs                       52,779          59,290         177,866         171,520
                                               ------------      ----------    ------------      ----------
        Operating profit                          1,982,242       1,166,222       4,673,063       3,677,480

Other income (expense):
      Interest income                               128,780          67,230         341,571         415,415
      Miscellaneous                                (225,952)        (85,309)       (174,357)       (145,232)
                                               ------------      ----------    ------------      ----------
         Earnings before income taxes             1,885,070       1,148,143       4,840,277       3,947,663
Income tax                                          603,222         367,406       1,548,889       1,263,252
                                               ------------      ----------    ------------      ----------
        Net earnings                           $  1,281,848         780,737    $  3,291,388       2,684,411
                                               ============      ==========    ============      ==========

Earnings per common share:
      Primary                                  $        .23             .14    $        .59             .49
                                               ============      ==========    ============      ==========

      Fully diluted                            $        .23             .14    $        .59             .49
                                               ============      ==========    ============      ==========

Weighted average shares                           5,455,633       5,455,300       5,455,411       5,453,078
                                               ============      ==========    ============      ==========
Dividends per common share                     $       0.00            0.00    $       0.00            0.00
                                               ============      ==========    ============      ==========



         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 QUARTER ENDED                NINE MONTHS ENDED
                                                                    MARCH 31,                      MARCH 31,
                                                              1997            1996            1997            1996
                                                          ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net earnings                                           $  1,281,848         780,737    $  3,291,388       2,684,411
   Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
       Depreciation                                          1,076,228       1,019,358       3,213,127       2,859,013
       Increase in deferred income taxes                       253,223          87,406         597,920         600,726
       Change in assets and liabilities:
         Decrease (increase) in:
           Receivables                                         (58,680)     (4,183,650)      1,862,117      (2,353,401)
           Inventories                                         375,163        (391,101)       (337,122)     (3,233,593)
           Prepaid expenses                                    200,542         499,354         (57,276)       (605,131)
         Increase (decrease) in:
           Accounts payable                                  2,020,318         860,033       2,276,335       1,213,423
           Accrued expenses                                     20,556         318,753        (563,091)        323,330
           Amounts due to related parties                     (703,417)        603,002      (1,227,711)        254,591
                                                          ------------    ------------    ------------     ------------
           Cash provided (used) by operating activities      4,465,781        (406,108)      9,055,687       1,743,369
                                                          ------------    ------------    ------------     ------------
Cash flows from investing activities:
   Capital expenditures                                       (488,839)     (1,136,063)       (936,283)     (3,394,895)
   Decrease (increase) in other assets                           6,070          (9,547)          7,346         (12,359)
                                                          ------------    ------------    ------------     ------------
           Cash used by investing activities                  (482,769)     (1,145,610)       (928,937)     (3,407,254)
                                                          ------------    ------------    ------------     ------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                       8,000               0           8,000          25,000
                                                          ------------    ------------    ------------     ------------
           Cash provided by
            financing activities                                 8,000               0           8,000          25,000
                                                          ------------    ------------    ------------     ------------
Increase (decrease) in cash and cash equivalents             3,991,012      (1,551,718)      8,134,750      (1,638,885)
Cash and cash equivalents at beginning
   of period                                                 9,673,382       5,371,327       5,529,644       5,458,494
                                                          ------------    ------------    ------------     ------------
Cash and cash equivalents at end
   of period                                              $ 13,664,394       3,819,609    $ 13,664,394       3,819,609
                                                          ============    ============    ============     ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes                                       $    350,000         280,000    $    885,711         540,000
                                                          ============    ============    ============     ============

          See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

      The consolidated financial statements for the three and nine-month periods ended March 31, 1997 and 1996 have not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

3.  SUBSEQUENT EVENT

    On April 3, 1997, the Company sold its patented high-pressure melamine production technologies for $25 million of which $15 million in cash was received and $10 million is payable in two equal installments in 2000 and 2005. The Company will recognize a net gain of approximately $10.7 million from the sale in the fourth fiscal quarter. Under the sales agreement, the Company will cooperate in a joint research and development project in which one of its plants will be used to test improvements.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     During the third quarter of fiscal 1997, the Company's cash position continued to improve, as its cash balance increased by approximately $4.0 million over the balance at the end of the second fiscal quarter. This improvement was caused primarily by $1.3 million in net earnings, a $1.1 million non-cash charge for depreciation and an increase in current liabilities.

     During the third quarter of fiscal 1997, the Company incurred capital expenditures of approximately $489,000. Capital expenditures are expected to total about $1.5 million for the year. These capital expenditures are expected to be funded out of operations, and any shortfall can be funded from the Company's $7.5 million lines of credit. In addition, on April 3, 1997, the Company received $15 million from the technology sale.

Results of Operations

     The results for the three-and nine-month periods ended March 31, 1997 and 1996 follow:

                                    Quarter Ended                Nine Months Ended
                                      March 31,                      March 31,
                                 -------------------            --------------------
                                 1997           1996            1997            1996
                                 ----           ----            ----            ----
Sales:
   Millions of pounds        28.6            27.0            85.1            69.9
   Average price/pound       52.3(cents)     54.9(cents)     52.8(cents)     54.5(cents)

Production:
   Millions of pounds        27.9            27.6            83.1            77.2
   Cost of sales/pound       41.9(cents)     47.0(cents)     43.9(cents)     45.5(cents)

     Sales volume for the third quarter of fiscal 1997 increased by 6% as compared to the same period in fiscal 1996 but was fairly consistent with the first two quarters of fiscal 1997. The increase was due mainly to two factors:

1.   Fiscal 1997 reflects a continuing strong market for melamine worldwide;
     and

2. Fiscal 1997 production volume is higher than the prior year and more product is available for sale.

     Average sales price for the quarter and the nine-month period ended March 31, 1997 was lower than the prior year because of the strengthening U.S. dollar. Sales in the export market are sometimes made in foreign currencies and a stronger U.S. dollar reduces the net sales price.

     The cost of sales per pound in the three-months ended March 31, 1997 was about 5(cent) per pound lower than in the same period last year. The decrease was due to a higher production volume and lower raw material prices which reduced cost per pound by 4.5(cent). Raw material prices in the fourth quarter of 1997 have remained substantially unchanged from the third quarter.

     The cost of sales per pound for the nine-months ended March 31, 1997 was 1.6(cent) per pound lower than the prior year. The decrease was due to higher production volume and lower raw material prices. Offsetting these factors were increases in natural gas cost which increased cost of sales by .8(cent) per pound.

     Selling, general and administrative expenses increased by 7% in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 and by 5% over the previous quarter. The increase was due mostly to increased salary levels, increased travel cost and a $25,000 provision for bad debts. During the first quarter of fiscal 1997, the Company ended its association with its sales agent in Europe and appointed a new agent to act on its behalf in Europe. In this connection, Company personnel traveled extensively in Europe, visiting its customers to assist in the transition from one agent to another.

     Interest income for the third fiscal quarter of 1997 was 91% above the same period last year. The increase is due to an increase in the amount of cash on hand.

     Miscellaneous expense in the third quarter of fiscal 1997 increased substantially over the prior year because of an increase in foreign exchange loss.

     Historically, the Company has taken one planned maintenance shut down in the first or second quarter of each fiscal year. These shut downs generally last between 2 and 3 weeks. During fiscal 1997, the Company decided to take two planned shut downs of shorter duration. The Company took a maintenance shutdown of eight days in July 1996 and took a ten day maintenance shutdown in April 1997.

     On April 3, 1997, the Company sold its patented high-pressure melamine production technologies for $25 million of which $15 million in cash was received and $10 million is payable in two equal installments in 2000 and 2005 and bears interest at approximately 6.1% per annum. The Company will recognize a net gain of approximately $10.7 million from the sale in the fourth fiscal quarter. Under the sales agreement, the Company will cooperate in a joint research and development project in which one of its plants will be used to test improvements.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no material developments during the quarter ended March 31, 1997.

Item 6.  Exhibits and reports on Form 8-K.

A. Page 9 of this report is the index for those exhibits required to be filed as part of this report.

B. A Form 8-K was filed on March 25, 1997 containing the press release announcing the sale of technology.

C. A Form 8-K was filed on April 3, 1997 containing the press release announcing the closing date for the sale of technology.

D. A Form 8-K was filed on April 18, 1997 containing the press release announcing results of operations for the third quarter of fiscal 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Melamine Chemicals, Inc.
                                               --------------------------------
                                              (Registrant)


Date:  April 21, 1997                          /s/ Fred Huber
                                               --------------------------------
                                                   Fred Huber
                                                   President &
                                                   Chief Executive Officer



Date:  April 21, 1997                          /s/ Wayne D. DeLeo
                                               --------------------------------
                                                   Wayne D. DeLeo
                                                   Vice President &
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  11        Statement re Computation of Per Share Earnings

  27        Financial Data Schedule