Form 10-K
period 1997-06-30
MELAMINE CHEMICALS INC
filed 1997-09-26
CIK 816955

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K


 X      Annual Report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

For the fiscal year ended June 30, 1997 or

        Transaction report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934 Commission File Number 0-16032

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
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at September 5, 1997 was approximately $21,427,000.

   The number of shares of the Registrant's common stock, par value one cent ($.01) per share, outstanding at September 5, 1997 was 5,626,934.

                 DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement prepared for use in connection with the registrant's 1997 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K.

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

   The Company was formed in 1968 as a Delaware corporation by Ashland Inc. ("Ashland") and First Mississippi Corporation, the predecessor of ChemFirst, Inc. ("ChemFirst"), each of which owned 50% of the Company's outstanding capital stock prior to the Company's initial public offering in August 1987. Ashland and ChemFirst each owns 23.1% of the Company. The Company's plant in Donaldsonville, Louisiana (the "M-I plant"), which has a design and operating capacity of 75 million pounds per year, was completed in 1971 and has been producing melamine with approximately 99.9% purity levels since that date.

   In June 1987, the Company started construction of a new production facility at the Donaldsonville plant that utilizes a high-pressure, high-temperature non-catalytic process developed and patented by the Company (the "M-II process") with a design and operating capacity of 30 million pounds per year (the "M-II plant"). Management believed that the M-II process would result in significant improvements over the low-pressure, catalytic process (the "M-I process") used by the M-I plant, including savings in capital costs and energy costs over comparable production facilities utilizing the M-I technology. During fiscal 1995, the M-II plant produced 23.8 million pounds, during fiscal 1996, the plant produced 24.6 million pounds and during fiscal 1997, the plant produced 25.8 million pounds.

   The purity of the product produced by the M-II plant is averaging in excess of 97%, and 100% of the product's ingredients are chemically active. The Company has been successful in introducing this product into a variety of markets including adhesive resins, molding compounds and concrete additives. While not all market segments are expected to be able to use the M-II product, the Company believes that approximately 70% of the current worldwide melamine market could utilize this product. During fiscal 1997, sales of the M-II product totaled 27.4 million pounds compared to 21.8 million pounds in fiscal 1996 and 21.8 million pounds in fiscal 1995.

   In June 1995, the Company filed patent applications in the United States covering what it believes to be significant improvements to the M-II process. Laboratory tests of these improvements indicate that they can increase the purity of the M-II product up to 99.5% plus. With this improvement, the M-II product is expected to be suitable for approximately 90% of the current worldwide consumption. The patents were issued in May 1996. In April 1997, the Company sold the M-II and associated patents to DSM Melamine B.V. (DSM) for $25 million ($15 million in cash and $10 million in interest bearing notes). In addition, DSM will assist the Company in modifying its M-I plant to implement certain improvements developed by DSM. The Company retained the right to use the M-II process to build up to two additional plants in the Americas.


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

Flame retardant products. Melamine is used as a fire retardant in specialized paints, certain thermoplastics, textile products and in flexible polyurethane foam used in furniture and bedding. Because of heightened public awareness of fire hazards created by the use of combustible materials in fabrics and furniture, the Company believes the opportunity for sales growth in this area is promising.

Other uses. Melamine is also used in varied applications such as flocculating agents in water treatment, in fluorescent pigments, as concrete additives and as polymeric stabilizers.


Marketing and Sales

   The Company's domestic and international sales are managed by a Vice President of Sales and Marketing. The Company uses a number of agents outside the United States.

   During the last three years, approximately 50% of the Company's output was purchased by less than ten industrial customers, including Monsanto Chemical Company and Sun Coast Industries, Inc. More than 10% of the Company's output was purchased by Monsanto Chemical Company during this period, and in fiscal 1995, Sun Coast Industries, Inc. also purchased more than 10% of the Company's output.

   During fiscal year 1995, approximately 38% of the net sales of the Company were derived from customers in foreign countries. Approximately 8% were to customers in Italy, 4% in Belgium, 4% in Brazil, 4% in the Netherlands, 2% in Chile, 2% in France, 2% in Germany, 2% in Turkey and 10% in other countries. During fiscal 1996, approximately 43% of the net sales of the Company were derived from customers in foreign countries. Approximately 6% were to customers in Italy, 5% in the Netherlands, 5% in Belgium, 5% in Australia, 4% in Indonesia, 2% in India, 2% in Israel, 2% in Korea, 2% in Taiwan and 10% in other countries. During fiscal 1997, approximately 36% of the net sales of the Company were derived from customers in foreign countries. Approximately 5% were to customers in Italy, 5% in the Netherlands, 3% in Brazil, 3% in Belgium, 3% in Korea, 2% in Australia, 2% in Argentina, and 2% in Chile and 11% in other countries.

   For additional information on sales to significant customers and export sales, see footnote 6 to the financial statements on Page 23.


Competition

   The Company and American Melamine Industries (AMEL) are the only two domestic producers of melamine crystal. AMEL's facility, located in Fortier, Louisiana, has production capacity of approximately 140 million pounds per year. AMEL is a manufacturing joint venture between Cytec Industries Inc. ("Cytec") and DSM, the world's largest melamine producer.

   The Company estimates its share of the domestic merchant market to be approximately 60%. The addition in 1990 of approximately 65 million pounds of production capacity at the AMEL plant and increased competition from foreign producers have made competition in the domestic market intense. In the last four fiscal years, the Company has placed greater emphasis on selling in the domestic market.

   Melamine   is  also  produced  through  several  different  process
technologies at approximately 20 plants in 15 other countries. Industry reports indicate that worldwide nameplate capacity is approximately 1.4 billion pounds per year, although the Company believes that effective capacity is lower. The Company cannot reliably analyze worldwide competitive conditions because production and consumption data are not available in all countries outside of the United States.

   Melamine imports during the twelve months ended June 30, 1997 have constituted less than 10% of the total merchant market.

   The Company attempts to differentiate itself from competitors to the greatest extent possible on the basis of custom packaging, a variety of particle sizes, offering M-II type melamine crystal (under the trademark G. P. Crystal(TM)), superior and flexible customer service and new technology. Also emphasized is the fact that all production is sold to customers, there being no internal consumption. Those factors, combined with competitive price levels in the various geographic markets, have led to the Company's share of the domestic merchant market (the total domestic market less the portion attributable to Cytec's internal consumption) and to its role in supplying export customers.

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


Patents

   The Company possesses technical know-how and trade secrets, as well as two United States patents, that cover various industrial applications. None of the Company's patents will expire before the year 2011. The Company also holds or has applied for the equivalent of many of its United States patents in various foreign countries.


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

   The Melamine-I Process. Currently, the Company produces approximately 75% of its melamine through a continuous chemical process that heats urea, which is made from ammonia and carbon dioxide, under low pressure in the presence of a catalyst. In the Company's M-I process, hot urea melt (liquid urea) is pumped from Triad Nitrogen, Inc.'s ("Triad") adjacent urea plant into a reactor where it is atomized with heated ammonia and converted into gaseous melamine with gaseous ammonia and carbon dioxide formed as by-products. The gaseous melamine flows from the reactor to a saturator cooler where it is converted to a slurry through a cooling process. The ammonia and carbon dioxide by-products are diverted into an ammonia recovery system where pure ammonia is recovered for reuse in the reactor. The remaining ammonia and all of the carbon dioxide are then combined with water into a concentrated liquid solution known as carbamate, returned by pipeline to the urea plant and recycled to produce additional urea. The melamine slurry is pumped into a filtration and recrystallization system designed to produce melamine crystal that is approximately 99.9% pure.

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


Sources of Raw Materials

   Under a feedstock supply agreement between the Company and Triad, the Company obtains all of its urea and anhydrous ammonia from Triad, a subsidiary of Mississippi Chemical Corporation ("Mississippi Chemical"). Urea is fed directly from Triad's adjacent facility into the Company's reactor. The maximum amount of feedstock available under the agreement is sufficient for the production of approximately 95 million pounds per year. The feedstock agreement is scheduled to expire in June 2000. The Company pays Triad for feedstock an amount related to, but less than, the weighted average sales price that First Mississippi charges bulk purchasers of solid urea. The Company receives, as a credit against the price, an amount based on carbamate returned to Triad. Until December 1996, Triad was a joint venture between First Mississippi and Mississippi Chemical. When Mississippi Chemical acquired 100% of Triad, the feedstock supply agreement was assigned to Triad, and Mississippi Chemical guarantees its performance. See Item 13. "Certain Relationships and Related Transactions".

   The Company currently purchases approximately 25% of Triad's urea output. Because of the advantages of receiving feedstock from and returning carbamate to an adjacent urea plant, the continued operation of Triad's plant is important to the Company. Mississippi Chemical has not agreed to guarantee the continuation of Triad's operations and has reserved the right to suspend or terminate delivery of feedstock upon any suspension or termination of those operations. Except for temporary shutdowns for maintenance and repairs, Triad's facility has been in continuous operation for 26 years and is believed by the Company to be one of the most cost efficient urea plants in the United States. During such temporary shutdowns, the Company has been required to suspend melamine production. To the extent practicable, the Company stockpiles melamine in anticipation of Triad's regularly scheduled maintenance shut downs. The Company does not believe that its ability to fill customer orders in a timely manner has been significantly affected by any suspension of operations at the Triad facility.


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

   On  August  24, 1990,  the  Louisiana  Department  of
Environmental Quality ("DEQ") issued an order requiring the Company to submit within 60 days a comprehensive plan for reducing nitrogen oxides and reactive hydrocarbon emissions. Similar orders were sent to other facilities in the Baton Rouge area. Subsequently, the Company voluntarily agreed to participate in a Baton Rouge area industrial task force formed for the purpose of developing plans for the control and reduction of ozone pollution. The task force, in cooperation with the DEQ, has performed ozone modeling studies to determine whether nitrogen oxides controls are necessary to reduce ozone levels in the Baton Rouge area. The task force has submitted its recommended plan, and the DEQ has lifted its order.

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


Item 3.  Legal Proceedings

   The Company is one of seventeen defendants in a Superfund site clean-up cost contribution action brought by four plaintiff companies. Fifteen of the defendants have settled or been dismissed from this litigation. The plaintiff companies have been identified by the United States Environmental Protection Agency (the "EPA") as the major generators of wastes disposed at the Cleve Reber Superfund site near the town of Sorrento, Louisiana. In September 1988, the plaintiff companies were ordered by the EPA to clean up the site, and they have agreed to do so. The plaintiff companies subsequently brought this suit seeking to recover approximately $51 million plus $6 million for reimbursement to the EPA for remedial costs. While the lawsuit is still in the discovery stage, it appears that the Company has substantial defenses to the action by plaintiffs. Material generated by the Company is alleged to have been disposed of at this site for only one brief period when the regular disposal site used by its waste disposal contractor was unavailable. The Company contends that any of its materials transported to the site were not hazardous waste and represent only a de minimis contribution to the site as compared to material disposed of there by the plaintiffs and other defendants. The Company has moved for summary judgment seeking dismissal from this lawsuit. The motion is presently pending before the court, but placed in abeyance pending settlement discussions.

   In a purported class action suit for recovery of property damages and personal injuries, the Company and 87 other defendants are accused of disposing of materials at two sites in Iberville Parish, Louisiana. One of these two sites was identified as a Superfund site and is subject to a Consent Decree. The Company was previously named as a potential responsible party to this site and settled with the Environmental Protection Agency in fiscal 1988. This lawsuit has been stayed pending a decision to grant the defendants' motion to deny class certification. While the lawsuit is in the very early stage of discovery, it is management's opinion after discussion with counsel that the case is not likely to have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

   The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended June 30, 1997.


Item 4(a).  Executive Officers of the Registrant

   Set forth below is certain information regarding the executive officers of the Company as of September 5, 1997.

   James W. Crook, 67, has served as Chairman of the Board since June 1987. Mr. Crook, a private investor, has served on the Board of Directors since 1972.

   Frederic R. Huber, 62, has served as President and Chief Executive Officer since November 1991.

   Wayne D. DeLeo, 50, has served as Vice President and Chief Financial Officer since 1987.

   Martin F. Lapari, 49, has served as Vice President of Manufacturing and Engineering since August 1992.

   William A. Sorensen, 61, has served as Vice President of Sales and Marketing since January 1994. From January 1993 to December 1993, Mr. Sorensen served as Director of National Account Sales of LaRoche Chemicals, Inc. From 1989 to 1992, Mr. Sorensen served as Director of Corporate Relations of LaRoche Chemicals Inc., a manufacturer of specialty and industrial aluminas, chlor alkali and conditioned comfort products.


                               PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

   The Company's common stock trades on the Nasdaq National Market under the symbol MTWO.

   The following table sets forth the high and low sales price of the Company's common stock as quoted on Nasdaq for the fiscal years ending June 30, 1997 and 1996:

                                      1997             1996
                                  ------------     ------------
                                  High     Low     High     Low
               First Quarter         9   6 1/4   10 1/4   8 1/2
               Second Quarter    8 3/4   6 1/4   10 1/4   8 1/4
               Third Quarter    11 3/4   7 5/8    9 1/2   7 5/8
               Fourth Quarter   14 1/2  10 1/2    9 3/4   7 49/64

   As  of  September  5, 1997, there were 175 record  holders  of  the
Company's   common   stock    and   approximately   1,398   beneficial
shareholders.

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


Item 6.  Selected Financial Data

                              (In thousands, except per shar and operating data)
                                               Fiscal year Ended June 30,


                                        1997     1996     1995     1994     1993
                                        ----     ----     ----     ----     ----
Operations Statement Data:
Net Sales                           $ 59,978   55,619   45,501   39,085   35,423
Cost of Sales                         51,142   46,976   38,204   41,670   37,353
                                      ------   ------   ------   ------   ------
   Gross Profit (loss)                 8,836    8,643    7,297   (2,585)  (1,930)
Selling, general and
   administrative expenses             3,512    3,293    2,994    2,820    3,285
Research and development costs           250      229      230      182      129
                                       -----    -----    -----    -----    -----
   Operating income (loss)             5,074    5,121    4,073   (5,587)  (5,344)
Other income (expense), net           17,844(1)(1,106)     205    1,668     (266)
   Earnings (loss) before income tax  ------    -----    -----    -----    -----
   expense (benefit)                  22,918    4,015    4,278   (3,919)  (5,610)
Income tax expense (benefit)           8,176    1,285      945   (1,411)  (2,019)
                                      ------    -----    -----    -----    -----
   Net earnings (loss)              $ 14,742    2,730    3,333   (2,508)  (3,591)
                                      ======    =====    =====    =====    =====

Earnings (loss) per common share    $   2.63     0.50     0.60    (0.46)   (0.66)
                                      ======    =====    =====    =====    =====

Dividends per common share          $   0.00     0.00     0.00     0.00     0.18
                                      ======    =====    =====    =====    =====

---------------

(1)  Includes $17.4 million from sale of technology in April 1997.



                                  (In thousands, except per share and operating data)
                                  ---------------------------------------------------
                                                     As of June 30,
                                        ----------------------------------------
                                        1997     1996     1995     1994     1993
                                        ----     ----     ----     ----     ----
Balance Sheet Data:
   Working Capital               $    34,193   18,364   14,020    9,656   12,678
   Total Assets                  $    75,749   47,143   44,289   40,610   46,954
   Stockholders'equity           $    50,044   34,850   32,095   28,760   31,268



                                               Fiscal year Ended June 30,
                                        ----------------------------------------
                                        1997     1996     1995     1994     1993
                                        ----     ----     ----     ----     ----
Operating Data (in millions
   of pounds):
   Melamine produced                   107.1    106.0     99.3     84.5     94.5
   Domestic sales                       72.2     58.0     62.6     53.9     47.0
   Export sales                         41.5     44.5     37.8     51.2     40.4



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Sales in fiscal 1997 increased by $4.3 million to $60.0 million. The increase was due to an 11% increase in sales volume offset by a 3% decrease in sales prices. Sales volume for fiscal 1997 exceeded production by 6.6 million pounds. Of this amount, 3.6 million pounds were sold out of inventory and 3.0 million pounds were purchased from another producer to satisfy strong customer demand.

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

   The following table, which is derived from Item 6. "Selected Financial Data," sets forth for the periods indicated certain items from the Company's statements of operations as a percentage of the Company's sales:
                                           Fiscal Year Ended June 30,
                                          ---------------------------
                                          1997        1996       1995
                                          ----        ----       ----
   As a percentage of sales
      Cost of sales                       85.3%       84.5%      84.0%
      Gross profit                        14.7        15.5       16.0
      Selling, general and
        administrative expenses            5.9         5.9        6.6
      Research and development costs       0.4         0.4        0.5
      Operating income                     8.5         9.2        9.0
      Net earnings                        24.6         4.9        7.3

   The gross profit margins in fiscal 1997 decreased slightly as compared to fiscal 1996. Net sales prices decreased by 1.4 cents per pound because of the impact of the strengthening U.S. dollar in Europe.
Most of the Company's European sales are denominated in foreign currencies and a strengthening of the U.S. dollar reduces the net sales price in U.S. dollars. While sales prices decreased, the cost of production also dropped by 1.2 cents per pound. The decrease in production cost was due entirely to a decrease in the price of raw materials.

   Gross profit margins in fiscal 1996 decreased slightly as compared to fiscal 1995. Net sales price for the fiscal year increased by 8.9 cents per pound while the Company experienced an increase in the cost of production of 7.8 cents per pound. The increase in the cost of production was due to:

 - a 52% increase in the price of raw material increased the cost of production by 7.5 cents per pound; and

 - an increase in the price of natural gas increased the cost of production by .9 cents per pound.

   Offsetting these increases was the benefit that increased production volume had on spreading fixed cost.

   Selling, general and administrative expenses increased by 7% in fiscal 1997 as compared to 1996. The increase was due mostly to an increase in salary levels, increased travel costs and a $25,000 provision for bad debts. During the first quarter of fiscal 1997, the Company ended its association with its sales agent in Europe and appointed a new agent to act on its behalf in Europe. In this connection, Company personnel traveled extensively in Europe visiting its customers to assist in the transition from one agent to another.

   Selling, general and administrative expenses increased by 10% in fiscal 1996 as compared to fiscal 1995. The increase was caused by a number of factors including:

  - increase in salaries and an increase in the number of people in the sales and customer service area;

  - increase in bad debts expenses; and

  - increase in consulting fees paid.

   During fiscal 1997 and 1996, the amount of interest income increased significantly as compared to prior years. The change was due to an increase in the level of cash balances during the year and $208,000 of interest earned on tax refunds received during fiscal 1996.

   In fiscal 1996, there was a $195,000 miscellaneous expense compared to miscellaneous income of $159,000 in fiscal 1995. The expense was attributable to foreign exchange losses in fiscal 1996 as compared to foreign exchange gains in fiscal 1995.

   In the fourth quarter of fiscal 1997, the Company sold certain process patents to DSM in exchange for $25 million. Of this amount, $15 million was paid in cash, and the remainder was paid to the Company in the form of two $5 million interest bearing notes due in 2000 and 2005. Income of $17.4 million, net of certain transaction costs, was recognized. Approximately $6.9 million of the proceeds has been deferred and will be recognized as costs are incurred or obligations fulfilled relating to joint technical developments and testing over the next 10 fiscal years. In addition to the $25 million, the Company will also receive DSM's assistance in modifying its M-I plant to implement improvements developed by DSM. The benefits that may be derived from these improvements are unknown. The Company retains certain rights to the process patents including the right to use the processes to build two additional plants in the Americas.

   In the fourth quarter of fiscal 1996, the Company's net results were impacted by a $1,863,000 charge for costs associated with two expansion projects that were terminated. In fiscal 1992, the Company announced that it was going to evaluate the feasibility of constructing a melamine plant in a joint venture with a subsidiary of Norsk Hydro A.S. (Hydro). The Company was informed by Hydro during the last week of June 1996 that it had decided not to proceed with the project. In addition, the Company entered into negotiations with Arcadian Corporation (Arcadian) in August 1995 to build a melamine plant in Memphis, Tennessee. The Company and Arcadian were unable to agree on several substantive commercial terms and agreed jointly to terminate their negotiations. The costs associated with engineering and design of the two plant sites were expensed when the decision was reached not to proceed.

   In addition, the fourth quarter of fiscal 1996 included a $480,000 gain from a contract dispute resolution. During 1986, the Company and its natural gas supplies were unable to resolve a contract dispute regarding the price of natural gas. In the fourth quarter of fiscal 1996, the statute of limitation expired on the issue.

   In the fourth quarter of fiscal 1995, the Company's operating results were negatively affected by:

   - A 34% increase in the cost of raw material, which reduced operating income by $1.3 million; and

   - A maintenance shut down during the last nine days of the month, which reduced production by about three million pounds.

   Partially offsetting these negative factors was a 2.5 cents per pound increase in the average selling price.

   During the first quarter of fiscal 1998, the Company's raw material supplier temporarily reduced the amount of raw materials it is able to supply the Company because of equipment repairs being performed. The repairs are expected to be completed by the end of October 1997, and the Company anticipates returning to full production levels shortly thereafter. The Company expects that first quarter production will be approximately seven million pounds below normal levels resulting in a substantial reduction in earnings in the first fiscal quarter of 1998.

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


Liquidity and Capital Resources

   During fiscal 1997, the Company generated cash flow from operation of $14.2 million and spent $1.2 million on capital expenditures. In addition, the Company received $15.0 million from the sale of technology to DSM. While capital expenditures for fiscal 1998 are expected to be around $1.7 million, the Company expects to increase inventories to more acceptable levels and may increase inventories by as much as $2.0 million. The Company attempts to keep inventory to a four-week supply, but because of strong demand has been unable to do so.

   During fiscal 1996, the Company generated cash flow from operations of $2.8 million and spent $3.1 million in capital expenditures. Cash flow from operations would have been greater, but the Company used $2.2 million in increasing trade receivables for the increased level of sales and $1.7 million in increasing inventory to more acceptable levels.

   In fiscal 1995, the Company generated cash flow from operations of $9.1 million, a $7.4 million increase from the prior year. The increase was due mainly to increased profitability and an increase in deferred income taxes. Capital expenditures increased to $1.7 million in fiscal 1995 and included about $500,000 for the construction of new salt coils.

   The Company has a $7.5 million line of credit that expires in September 1998. The Company expects that the lines of credit will be sufficient to finance planned capital expenditures and any cash shortfalls from operations.

   The Company does not consider the impact of inflation to be significant in the business in which it operates.

   In May 1992, the Board of Directors eliminated the payment of dividends because of the lack of earnings and the need to conserve cash. While the future payment of dividends is at the discretion of the Board of Directors, any future payments will depend on the Company's profitability, financial position and all liquidity requirements.

   The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. Management does not believe that this pronouncement will have a material impact on the Company's earnings per share.

   Additionally,   the  FASB  issued  SFAS  No.  129,  "Disclosure  of
Information About Capital Structure", SFAS No. 130 "Reporting Comprehensive Income" and SFAS No 131 "Reporting Disaggregated Information about a Business Enterprise." SFAS No. 129 is effective for fiscal years ending after December 15, 1997. Statements Nos. 130 and 131 are effective for fiscal years beginning after December 1997. These statements principally relate to disclosure requirements.


Item 8.  Financial Statements and Supplementary Data

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
         SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

                                                                 Page
                                                                -------
Independent Auditors' Report                                      14

Consolidated Balance Sheets as of June 30, 1997 and 1996          15

Consolidated Statements of Operations for the years ended
June 30, 1997, 1996 and 1995                                      16

Consolidated Statements of Stockholders' Equity for the years
ended June 30, 1997, 1996 and 1995                                16

Consolidated Statements of Cash Flows for the years ended
June 30, 1997, 1996 and 1995                                      17

Notes to Consolidated Financial Statements                        18

Supplemental Information                                          26

Schedule II - Valuation and Qualifying Accounts                   31



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

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melamine Chemicals, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


  /s/  KPMG PEAT MARWICK, L.L.P.


Baton Rouge, Louisiana
July 18, 1997


                         MELAMINE CHEMICALS, INC.
                       CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1997 AND 1996


                                                   1997           1996
                  ASSETS                           ----           ----

Current assets:
   Cash and temporary investments          $ 33,381,898      5,529,644
   Receivables:
     Trade (net of allowance for doubtful
     debts of $175,000 at June 1997 and
     $150,000 at June 1996)                   8,902,384     12,170,229
     Income tax refund                                0         24,877
     Other                                      183,889        167,373
                                             ----------     ----------
        Total receivables                     9,086,273     12,362,479
                                             ----------     ----------
   Inventories:
     Finished goods                             588,000      2,225,000
     Supplies                                   214,958        288,300
                                             ----------     ----------
        Total inventories                       802,958      2,513,300
                                             ----------     ----------
   Prepaid expenses:
     Spare parts                              2,179,773      2,357,090
     Other                                      517,855          1,410
                                             ----------     ----------
        Total prepaid expenses                2,697,628      2,358,500
                                             ----------     ----------
   Deferred income taxes                         37,957      1,522,315
                                             ----------     ----------
        Total current assets                 46,006,714     24,286,238
                                             ----------     ----------
Plant and equipment, at cost                 48,052,680     46,860,949
   Less accumulated depreciation             28,380,158     24,082,467
                                             ----------     ----------
        Net plant and equipment              19,672,522     22,778,482
                                             ----------     ----------
Notes receivable                             10,000,000              0
Other assets                                     70,083         78,073
                                             ----------     ----------
                                            $75,749,319     47,142,793
                                             ==========     ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $ 5,248,930      3,175,843
   Accounts expenses                          1,834,217      1,518,082
   Income taxes                               4,730,304              0
   Amounts due to related parties                     0      1,227,711
                                             ----------     ----------
        Total current liabilities            11,813,451      5,921,636
                                             ----------     ----------
Deferred income taxes                         6,926,892      6,371,250
Deferred income                               6,965,000              0
Stockholders' equity:
   Preferred stock of $1 par value.
     Authorized 2,000,000 shares; none
     issued                                           0              0
   Common stock of $.01 par value.
   Authorized 20,000,000 shares; issued
      and outstanding 5,529,000 at June
      1997 and 5,455,300 at June 1996            55,299         54,553
   Additional paid-in capital                17,275,399     16,823,920
   Retained earnings                         32,713,278     17,971,434
                                             ----------     ----------
        Total stockholders' equity           50,043,976     34,849,907
                                             ----------     ----------
                                            $75,749,319     47,142,793
                                             ==========     ==========

See accompanying notes to consolidated financial statements.



                     MELAMINE CHEMICALS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Years ended June 30, 1997, 1996 and 1995


                                         1997        1996        1995
                                         ----        ----        ----
Net sales                        $ 59,978,341  55,618,937  45,500,736
Cost of sales, including amounts
   to related parties              51,142,490  46,976,007  38,203,570
                                   ----------  ----------  ----------
   Gross profit                     8,835,851   8,642,930   7,297,166
                                   ----------  ----------  ----------
Selling, general and
   administrative expenses          3,512,041   3,292,634   2,993,748
Research and development costs        249,853     229,460     229,955
                                   ----------  ----------  ----------
                                    3,761,894   3,522,094   3,223,703
                                   ----------  ----------  ----------
   Operating income                 5,073,957   5,120,836   4,073,463
                                   ----------  ----------  ----------
Other income (expenses):
   Interest income                    833,020     472,240      95,227
   Interest expense                  (160,000)          0     (48,799)
   Projects cost                            0  (1,863,000)          0
   Contract dispute resolution              0     479,827           0
   Gain on sale of technology       17,400,00           0           0
   Miscellaneous                     (229,118)   (194,691)    158,533
                                   ----------  ----------  ----------
                                   17,843,902  (1,105,624)    204,961
                                   ----------  ----------  ----------
     Income before income tax      22,917,859   4,015,212   4,278,424
Income tax expense                  8,176,015   1,284,868     945,533
                                   ----------  ----------  ----------
     Net earnings                $ 14,741,844   2,730,344  3,332, 891
                                   ==========   =========  ==========
Net earnings per common share    $       2.63        0.50        0.60
                                   ==========   =========  ==========

See accompanying notes to consolidated financial statements.





                        MELAMINE CHEMICALS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Years ended June 30, 1997, 1996 and 1995

                                        Additional
                             Common       Paid-in     Retained
                              Stock       Capital     Earnings      Total
                             -------    ----------   ----------   ----------
Balance June 30, 1994      $  54,500    16,797,398   11,908,199   28,760,097
Exercise of stock                  3         1,572            0        1,575
    options
Net earnings for fiscal 1995       0             0    3,332,891    3,332,891
                              ------    ----------   ----------   ----------
Balance June 30, 1995         54,503    16,798,970   15,241,090   32,094,563
Exercise of stock                 50        24,950            0       25,000
    options
Net earnings for fiscal 1996       0             0    2,730,344    2,730,344
                              ------    ----------   ----------   ----------
Balance June 30, 1996         54,553    16,823,920   17,971,434   34,849,907
Exercise of stock                746       451,479            0      452,225
    options
Net earnings for fiscal 1997       0             0   14,741,844   14,741,844
                              ------    ----------   ----------   ----------
Balance June 30, 1997      $  55,299    17,275,399   32,713,278   50,043,976
                              ======    ==========   ==========   ==========

See accompanying notes to consolidated financial statements.



                         MELAMINE CHEMICALS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended June 30, 1997, 1996 and 1995


                                                          1997          1996           1995
                                                          ----          ----           ----
Cash flows from operating activities:
   Net earnings                                     14,741,844     2,730,344      3,332,891
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation                                   4,302,702     3,904,538      3,623,109
      Increase in deferred income taxes                555,642       483,237      1,381,950
      Gain on sale of technology and other assets  (17,400,000)            0         (5,906)
      Change in assets and liabilities
         (Increase) decrease in:
            Receivables                              3,276,206    (2,211,111)      (231,862)
            Inventories                              1,710,342    (1,714,617)       243,824
            Prepaid expenses                          (339,128)      (50,789)        26,441
            Deferred income taxes                    1,484,358        87,846       (494,648)
         Increase (decrease) in:
            Accounts payable                         2,073,087      (599,632)       635,918
            Accrued expenses                           316,135       767,158         73,372
            Income taxes                             4,730,304             0              0
            Amounts due to related parties          (1,227,711)     (552,399)       556,946
                                                    ----------     ---------      ---------
            Cash from operating activities          14,223,781     2,844,575      9,142,035
                                                    ----------     ---------      ---------
Cash flows from investing activities:
   Proceeds from sale of technology and other assets
      net of transaction cost                       14,365,000             0          8,025
   Capital expenditures                             (1,196,742)   (3,144,707)    (1,741,711)
   Decrease (increase) in other assets                   7,990       346,282         (5,975)
                                                    ----------    ----------     ----------
      Cash from investing activities                13,176,248    (2,798,425)    (1,739,661)
                                                    ----------    ----------     ----------
Cash flows from financing activities:
   Repayment of note payable                                 0             0     (2,000,000)
   Proceeds from exercise of stock options             452,225        25,000          1,575
   Other financing activities                                0             0       (303,276)
                                                    ----------    ----------     ----------
   Cash from financing activities                      452,225        25,000     (2,301,701)
                                                    ----------    ----------     ----------
Increase in cash and temporary investments          27,852,254        71,150      5,100,673
Cash and temporary investments at beginning
   of year                                           5,529,644     5,458,494        357,821
                                                    ----------     ---------      ---------
Cash and temporary investments at end of year    $  33,381,898     5,529,644      5,458,494
                                                    ==========     =========      =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                               $   1,405,711       625,000        460,000
                                                    ==========     =========      =========
      Interest                                   $           0             0         73,318
                                                    ==========     =========      =========
   Non cash transactions:
      Note receivable for sale of technology    $   10,000,000             0              0
                                                    ==========     =========      =========

See accompanying notes to consolidated financial statements.



MELAMINE CHEMICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997, 1996 and 1995

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

      At June 30, 1997, ChemFirst, Inc. (ChemFirst) and a division of Ashland Inc. (Ashland) each owned 23.1% of the Company, which operates a melamine production facility. ChemFirst acquired its interest in the Company through the spin-off of certain of First Mississippi Corporation's ("First Mississippi") assets.

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

(c) Inventories

      Inventories of finished goods are stated at the lower of cost or market as determined by the last-in, first-out (LIFO) method. Supplies are stated at the lower of average cost or net realizable value. If the average cost method was used, finished goods inventories would be higher by $615,000 and $653,000 at June 30, 1997 and 1996, respectively.

(d) Plant and Equipment

      Plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives used to depreciate assets are:

                                          Years
                                         ------
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

(h) Earnings Per Share

      Primary and fully diluted earnings per share are computed based on the weighted average number of shares and dilutive equivalent shares of common stock (stock options) outstanding during each year using the treasury stock method.

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

(k) Stock Compensation

      On July 1, 1996, the Company elected to continue to use the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25 and, accordingly, adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock based Compensation."


 (2) Related Party Transactions

    A summary of significant transactions with related parties follows:


                                                            1997         1996          1995
     Purchases of raw materials from First               ---------    ----------    ----------
     Mississippi at prices approximating market     $    5,357,884    11,592,109     7,153,290
                                                         =========    ==========    ==========
     Amounts paid to Triad Chemical, an affiliate
     of First Mississippi, for certain utilities
     and services as well as shared costs such as
     security, maintenance and related services     $      207,518       265,851       428,502
                                                         =========    ==========    ==========

   Prior to December 24, 1996, direct expenses incurred by First Mississippi were allocated to the Company based on the actual costs incurred. Amounts paid to Triad for utilities and certain other services were based on actual costs, and shared costs and services were based on pro-rata allocations that reasonably approximate actual costs. Management believes that these methods of allocation were reasonable and that the costs would not be materially different on a stand-alone basis. On December 23, 1996, First Mississippi spun-off certain of its assets, including its investment in the Company, to ChemFirst, Inc. Accordingly, First Mississippi is no longer a related party.

   Until December 23, 1996, the Company purchased one-half of its raw materials at approximate market prices from First Mississippi under a long-term contract which expires in June 2000. The Company now purchases all of its raw material under the same contract that has been assigned to Triad.


(3) Plant and Equipment

   A summary of plant and equipment follows:
                                               June 30,       June 30,
                                                 1997           1996
                                              ----------     ----------
      Plant and leasehold improvements     $  44,065,494     43,070,652
      Buildings                                  669,510        669,510
      Machinery and equipment                  1,952,142      1,872,139
      Furniture and fixtures                   1,082,208        714,124
      Construction in progress                   283,326        534,524
                                              ----------     ----------
      Total plant and equipment            $  48,052,680     46,860,949
                                              ==========     ==========

   Maintenance and repairs charged to costs and expenses were $6,367,000, $5,957,000 and $6,599,000 for fiscal 1997, 1996 and 1995, respectively.
Rent expense for all operating leases amounted to $12,025, $12,025 and $22,000 for fiscal 1997, 1996, and 1995, respectively.


(4) Income Taxes

   Income tax expense amounted to $8,176,015 for 1997 (an effective rate of 36%), $1,284,868 for 1996 (an effective rate of 32%) and $945,533 for 1995
(an effective rate of 22%).The actual tax expense for these years differs from the expected tax expense as follows:

                                                          Years ended June 30
                                                          -------------------
                                                   1997          1996         1995
                                                   ----          ----         ----
   Computed expected tax expense
      (35% for 1997; 34% for 1996 and 1995)  $   8,021,251   1,365,172   1,454,664
   State income taxes (net of Federal Income
     tax benefit)                                  581,495      96,695      65,068
   Settlement of fiscal 1987 through 1994 audit          0           0    (594,700)
   Tax benefit from foreign sales corporation     (166,951)   (189,041)          0
   Other                                          (259,780)     12,042      20,501
                                                 ---------   ---------   ---------
   Actual tax expense                        $   8,176,015   1,284,868     945,533
                                                 =========   =========   =========

   Components of income tax expense are as follows:

                                                  Current    Deferred       Total
                                                ---------   ---------   ---------
   Year ended June 30, 1997:
     Federal                                $   5,360,725   1,920,682   7,281,407
     State                                        775,290     119,318     894,608
                                                ---------   ---------   ---------
                                            $   6,136,015   2,040,000   8,176,015
                                                =========   =========   =========
   Year ended June 30, 1996:
     Federal                                      630,732     507,629   1,138,361
     State                                         83,053      63,454     146,507
                                                ---------   ---------   ---------
                                            $     713,785     571,083   1,284,868
                                                =========   =========   =========
   Year ended June 30, 1995:
     Federal                                       58,231     788,713     846,944
     State                                              0      98,589      98,589
                                                ---------   ---------   ---------
                                            $      58,231     887,302     945,533
                                                =========   =========   =========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at June 30, 1997 and 1996 are presented below:


                                                                   1997        1996
                                                                   ----        ----
           Deferred tax assets:
            Deferred income related to sale of technology  $  2,539,757           0
            Alternative minimum tax credit carryforwards              0   1,323,430
            Uniform capitalization of LIFO inventory             78,119      56,252
            Expense accrual                                      24,946      35,440
            Deferral of profit during plant start-up                  0      64,080
            Other                                                48,882      43,113
                                                              ---------   ---------
                  Total gross deferred tax assets             2,691,704   1,522,315
                                                              ---------   ---------
           Deferred tax liabilities:
            Depreciation and amortization of plant and
               equipment                                      5,838,733   6,292,794
            Installment sale of technology                    3,613,317           0
            Prepaid pension costs                               128,589           0
            Other                                                     0      78,457
                                                              ---------   ---------
           Net deferred tax liability                     $   6,888,935   4,848,935
                                                              =========   =========

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

   Employee pension costs amounted to $276,895 for 1997, $257,994 for 1996, $205,862 for 1995. Pension expense for fiscal 1995 decreased because of the change in the assumed rate of compensation increase.



   The net pension cost included the following components:
                                                          1997     1996       1995
                                                       -------   -------   -------
     Service cost benefit earned during the period  $  341,689   294,394   245,658
     Interest cost on projected benefit obligation     406,606   348,323   281,122
     Expected return on assets                        (474,889) (388,212) (324,408)
     Net amortization                                    3,489     3,489     3,490
                                                       -------   -------   -------
        Net pension cost                            $  276,895   257,994   205,862
                                                       =======   =======   =======
   Assumptions used in the accounting were:

     Discount rates                                       7.75%      7.5%     7.5%
                                                       =======   =======   =======
     Rate of increase in compensation                     3.5%       3.5%     3.5%
                                                       =======   =======   =======
     Expected long-term rate of return on assets          9.0%       9.0%     9.0%
                                                       =======   =======   =======

   The following table sets forth the plan's funded status and amounts recognized in the Balance Sheets at June 30, 1997 and 1996.

                                                                 1997         1996
                                                             ---------   ---------
   Actuarial present value of vested benefit obligations  $  3,412,894   3,007,143
                                                             =========   =========
   Accumulated benefit obligation                         $  4,002,377   3,524,978
                                                             =========   =========
   Plan assets at fair value                              $  6,465,837   5,084,380
   Projected benefit obligation                              5,879,128   5,260,621
   Plan assets in excess of (less than) projected            ---------   ---------
      benefit obligation                                       586,709    (176,241)
   Unrecognized transition amount                             (200,310)   (227,194)
   Unrecognized prior service loss                             273,360     303,733
   Unrecognized actuarial loss (gain)                         (306,452)     80,152
    Pension asset (liability) recognized in the              ---------   ---------
     Balance Sheets                                       $    353,307     (19,550)
                                                             =========   =========

   The Company has a contributory 401(k) thrift plan covering substantially all employees who have completed one year of service. Total expenses under the plan amounted to approximately $187,000 for 1997, $166,000 for 1996 and $153,000 for 1995.


(6) Industry Segment and Export Sales

   The Company's operations consist of one industry segment, and all of the operations are located in the United States. Export sales comprised 36%, 43% and 38% of net sales in fiscal 1997, 1996 and 1995, respectively. The same customer accounted for 13% of net sales in fiscal 1997, 1996 and 1995, and another customer also accounted for 13% of the net sales in fiscal 1995.


(7) Stockholders' Equity

   A long-term incentive plan for officers and certain key employees of the company was adopted in 1987 and amended in 1991 by the Company's stock-holders. The Company reserved 500,000 shares of common stock for issuance upon exercise of incentives awarded under the plan. In 1997, the Company's stockholders adopted a new plan, and the Company reserved 350,000 shares of common stock for issuance upon exercise of incentives awarded under the plan. Awards under the plan may be in the form of options to purchase common stock, convertible debentures, convertible preferred stock, stock appreciation rights, performance units, restricted stock, supplemental cash or other forms as the Board of Directors may direct. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Options generally vest over a three year period commencing on the date of grant and expire ten years from the date of grant.

   The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for the stock option grants in the consolidated financial statements. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings and net earnings per common share would have been reduced to the proforma amounts as follows:

                                     1997                   1996
   Net earnings                ----------              ---------
      As reported             $14,741,844              2,730,344
      Pro forma               $14,626,293              2,669,358

   Net earnings per common share
      As reported             $      2.63                   0.50
      Pro forma               $      2.61                   0.48

   Pro forma net earnings and earnings per common share reflect only options granted during fiscal years 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to July 1, 1995 is not considered.

   The per share weighted average fair value of stock options granted during fiscal years 1997 and 1996 were $3.63 and $4.36, respectively, on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                               1997        1996
                                               ----        ----
            Risk-free interest rate            6.23%       5.37%
            Expected dividend yield rate          0%          0%
            Expected stock price volatility   48.76%      48.76%
            Expected stock option life       5 years     5 years



   Information regarding the option plan for 1997, 1996 and 1995 follows:

                                 1997                           1996                        1995
                       -------------------------     --------------------------   -------------------------
                                Weighted Average               Weighted Average            Weighted Average
                       Shares   Exercise Price       Shares    Exercise Price     Shares   Exercise Price
                       ------   ----------------     ------    ----------------   ------   ----------------
Options outstanding,
   Beginning of year   394,100           $8.83       328,200             8.79    269,100             9.03
Options granted         64,953            7.13        70,900             8.75     60,000             7.50
Options exercised      (74,600)           6.06        (5,000)            5.00       (300)            5.25
Options expired          3,833            7.68             0             0.00        600             5.25
Options outstanding,   -------            ----       -------             ----    -------             ----
   end of year         380,620            9.10       394,100             8.83    328,200             8.79
Options exercisable    =======            ====       =======             ====    =======             ====
   at end of year      254,186                       261,934                     214,399
                       =======                       =======                     =======
Weighted average
   exercise price
   of options
   exercisable        $   9.76                          8.78                       10.00
                       =======                       =======                     =======


                     Options Outstanding                          Options Exercisable
     ----------------------------------------------------   --------------------------------

                                   Weighted-
                                   Average      Weighted
                                   Remaining    Average      Number
     Range of         Outstanding  Contractual  Exercise     Exercisable   Weighted-Average
     Exercise Price   at 6/30/97   Life         Price        at 6/30/97    Exercise Price
     --------------   -----------  -----------  ---------    -----------   -----------------
     $5.00 - $7.50        183,220       7.4      $   6.63        101,742      $   6.17
     $8.00 - $8.75         72,400       7.8      $   8.70         27,444      $   8.61
    $12.75 - $13.75       125,000       0.6      $  12.94        125,000      $  12.94
                          -------       ---      --------        -------      --------
                          380,620       5.3      $   9.10        254,186      $   9.76
                          =======       ===      ========        =======      ========

   The Company adopted a Share Purchase Rights Plan ("Plan") on November 6, 1990 and amended the Plan August 7,1991 and August 3, 1994. Under the Plan, one Preferred Share Purchase Right ("Right") was distributed for each out-standing common share. The Right becomes exercisable if a person or group acquires 10% or more of the Company's common stock or announces a tender offer, the consummation of which would result in the ownership by such a person or group of 10% or more of the common stock. The terms of the Plan provide that current holdings of ChemFirst and Ashland do not trigger the provisions of the Plan. The Right entitles its holder to purchase, at the Right's then current exercise price, a number of the Company's common shares having a market value of twice such price. The plan expires on November 15, 1997 unless extended.


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

   The Company is obligated under other operating leases. At June 30, 1997, estimated minimum rental expense under noncancelable operating leases was as follows:



                           Fiscal Year
                           -----------
                              1998                    4,881
                              1999                    2,500
                              2000                    2,292
                              2001                        0
                              2002                        0
                           After 2002                     0
                                                      -----
                                                 $    9,673
                                                      =====

   Various legal actions are pending against the Company which seek relief or damages including an action seeking contribution to cleaning costs of a Superfund site by plaintiff parties identified by the United States Environmental Protection Agency (EPA). The plaintiff companies seek to recover an unspecified amount of the cost of cleaning a Superfund site near the town of Sorrento, Louisiana. The plaintiff contends that they have spent $51 million and that the EPA is seeking reimbursement of $6 million. While the final outcome of these matters cannot be predicted with certainty at this time, management believes, after consulting with counsel, that the ultimate liability, if any, will not have a material effect on the consol-idated financial position, results of operations and cash flow of the Company.

   The Company has a $7.5 million revolving loan agreement with a bank which provides for a line of credit. Under the provisions of this agreement, the Company must pay interest at prime and maintain certain quarterly financial covenants as follows: current ratio 1.25 : 1; debt to equity ratio .50 : 1; minimum working capital of $8 million; and minimum net worth of $31 million. This line of credit expires on September 1998 and is unsecured. At June 30, 1997, there was no amount outstanding under this line of credit.

   Foreign currency transaction gains and losses are included in the determination of net income (loss). Transaction gains (losses) increased (decreased) net earnings in 1997, 1996, and 1995 by $(337,000), $(192,000)
   and $93,000, respectively.


 (9) Other Income and Expense

   In the fourth quarter of fiscal 1997, the Company transferred its M-II and M-IV technology in exchange for a fee of $25,000,000. The Company retained the right to use this technology to operate its current plant as well as to operate certain expansion opportunities as specified in the transfer agreement. In addition, the Company is obligated to allow the transferee limited use of its existing facility for testing purposes.

   The fee consisted of a cash payment of $15,000,000 and two $5,000,000 promissory notes which mature in 2000 and 2005 and bear interest at 5.94 and 6.32%, respectively. Income of $17.4 million, net of certain transaction costs, was recognized in 1997. Approximately $6.9 million of the fee has been deferred and will be recognized as costs are incurred or obligations are fulfilled.

   The estimated fair value of the notes receivable approximates their carrying value at June 30, 1997.

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


(10)  New Accounting Pronouncements

   The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. This pronouncement will not have a material impact on its earnings per share.

   Additionally, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure", SFAS No. 130 "Reporting Comprehensive Income" and SFAS No 131 "Reporting Disaggregated Information about a Business Enterprise." SFAS No. 129 is effective for fiscal years ending after December 15, 1997. Statements Nos. 130 and 131 are effective for fiscal years beginning after December 1997. These statements principally relate to disclosure requirements.

SUPPLEMENTAL INFORMATION

   The quarterly financial data (unaudited) for the three years ended June 30, 1997 follows:

                                     Earnings
                                     Before   Income             Primary and Fully
                              Gross  Income   Tax     Net        Diluted Earnings   Tax
                      Revenue Profit Taxes    Expense Earnings       Per Share      Rate
                      ------- ------ -------- ------- --------   -----------------  ----
                                     (In thousands, except per share data)

1997:
   1st Quarter   $     15,357  2,382  1,548      495     1,053             .19      32.0%
   2nd Quarter         14,553  2,215  1,407      450       957             .17      32.0
   3rd Quarter         14,998  2,997  1,885      603     1,282             .23      32.0
   4th Quarter         15,070  1,242 18,078    6,628    11,450            2.04      36.7

1996:
   1st Quarter   $     11,057  2,115   1,353     433       920             .17      32.0%
   2nd Quarter         12,237  2,050   1,446     463       983             .18      32.0
   3rd Quarter         14,787  2,127   1,148     367       781             .14      32.0
   4th Quarter         17,538  2,349      68      22        46             .01      32.0

1995:
   1st Quarter   $      9,391  1,559     744     268       476             .09      36.0%
   2nd Quarter         11,584  2,333   1,508     543       965             .17      36.0
   3rd Quarter         12,156  2,197   1,559     (33)    1,593             .29       2.1
   4th Quarter         12,370  1,209     467     168       298             .05      36.0


   The tax rate for each quarter is based upon an estimate of the effective tax rate of the entire year. The tax rate in the third quarter of fiscal 1995 was impacted by a $594,700 settlement reached with the Internal Revenue Service. The tax rate in the fourth quarter of fiscal 1997 was impacted by $17.4 million gain on the sale of technology.


Item 9. Changes in and Disagreements on Accounting and Financial Disclosures

   There have been no changes in accountants and no disagreements on accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Company and its independent certified public accountants during the period beginning July 1, 1994 and ending on the date hereof.

PART III

Item 10. Directors and Executive Officers of the Registrant

   Information regarding directors of the Company is included on pages 3 to 6 of the Company's definitive proxy statement prepared in connection with the 1997 Annual Meeting of Shareholders and is incorporated herein by reference. Certain information concerning the Company's officers is included in Item 4(a) of Part I of this report.


Item 11. Executive Compensation

   Information regarding executive compensation is included on pages 6 to 9 of the Company's definitive proxy statement prepared in connection with the 1997 Annual Meeting of and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership of certain beneficial owners and management is included on pages 2 to 3 of the Company's definitive proxy statement prepared in connection with the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

   Information regarding certain relationships and related transactions is included on pages 11 to 12 of the Company's definitive proxy statement prepared in connection with the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

      See Item 8 of PART II of this report.

   2. Financial Statement Schedules

      See Item 8 of Part II of this report.

   3. Exhibits
           3.1  Restated Certificate of Incorporation of the Company.1

           3.2  Amended By-laws of the Company.1

           3.3  Amendment No. 1 to the Amended By-laws.2

           3.4  Amendment No. 2 to the Amended By-laws.

           4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Restated Certificate of Incorporation and Amended By-laws defining the rights of holders of Common Stock.

           4.2  Specimen of Common Stock Certificate.1

           4.3 Registration Rights Agreement by and among the Company, Ashland and First Mississippi.1

           4.4 Rights Agreement dated November 15, 1990 between the Company and Wachovia Bank and Trust Company, N.A. as Rights Agent.3

           4.5  Amendment to Rights Agreement dated as of August 7, 1991.3

           4.6  Second Amendment to Rights Agreement dated as of August 3,
           1994.3

          10.1 Feedstock Agreement dated April 30, 1987, by and between the Company and First Mississippi, certain portions of which are filed under a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.1

          10.2 Amendment to Feedstock Agreement dated February 20, 1997 by and between the Company and First Mississippi.

          10.3 Standby Feedstock Agreement dated July 1, 1988, by and between the Company and First Mississippi.

          10.4 MCI/Triad Intercompany Agreement dated June 10, 1987, by and between the Companyand Triad.1

          10.5 Gas Sales Contract dated August 1, 1986, by and between Ponchartrain Natural Gas System and the Company.1

          10.6 Site Lease Agreement dated November 4, 1970 and July 1, 1972, by and among Triad, First Mississippi, Mis Coa, Mississippi Chemical Corporation, Coastal Chemical Corporation, Ashland and the Company.1

          10.7 Assignment of Site Lease dated July 23, 1987, by and among Triad, First Mississippi, Mississippi Chemical Corporation, Ashland and the Company.1

          10.8  Amended and Restated Long-Term Incentive Plan.1

          10.9  Second Amended and Restated Long-Term Incentive Plan.4

          10.10 1996 Long-Term Incentive Plan.

          10.11 Employee 401(K) Thrift Plan and related Trust (Restated 1996).

          10.12 Amendment No. 1 to Employee 401(k) Thrift Plan.

          10.13 Amendment No. 2 to Employee 401(k) Thrift Plan.

          10.14 Amended and Restated Retirement Plan for Employees of the Company including First Supplement and related Trust. (The related Trust is incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-15181).

          10.15 Amendment No. 1 to the Retirement Plan.

          10.16 Form of Indemnity Agreement.1

          10.17 Schedule describing differences between Indemnity Agreements.

          10.18 Description of Annual Incentive Plan.

          10.19 Assignment Agreement dated July 1, 1988, by and among the Company, Mississippi Chemical Corporation and First Mississippi.1

          10.20 Form of Single Trigger Change of Control Severance Agreement.

          10.21 Schedule describing differences between Single Trigger Change of Control Agreement.

          10.22 Form of Double Trigger Change of Control Severance Agreement.

          10.23 Schedule describing differences between Double Trigger Change of Control Agreement.

          10.24 Form of renewal of Change of Control Agreements.

          10.25 Technology Transfer and Technical Cooperation Agreement, dated as of February 25, 1997, by and between Melamine Chemicals, Inc. and DSM Melamine B.V. (Portions of this agreement are confidential and have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).5

          10.26 $5 million 5.94% Promissory Note due 2000 dated April 3, 1997, DSM Melamine B.V. to the Company.

          10.27 $5 million 6.23% Promissory Note due 2005 dated April 3, 1997, DSM Melamine B.V. to the Company.

          24.1 Consent of KPMG Peat Marwick LLP.

       1 Incorporated by reference from the Company's Registration Statement on form S-1 (Registration No. 33-15181).

       2 Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 33-20497).

       3 Incorporated by reference from the Company's Registration Statement on Form 8-A dated November 9, 1990 as amended by the Company's Form 8 dated August 20, 1991 and the Company's Form 8-A/A dated December 8, 1994.

       4 Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration N. 33-43979).

       5 Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on April 11, 1997.


(b) Reports on Form 8-K

      A Form 8-K dated July 1, 1996 was filed by the Company announcing the end of its consideration of expansion projects in Europe and in Memphis, Tennessee.

      A Form 8-K dated July 30, 1996 was filed by the Company relating to the financial results for the year ended June 30, 1996.

      A Form 8-K dated October 14, 1996 was filed by the Company relating to the financial results for the three month period ended September 30, 1996.

      A Form 8-K dated January 14, 1997 was filed by the Company relating to the financial results for the three and six month periods ended December 31, 1996.

      A Form 8-K dated February 26, 1997 was filed by the Company announcing the signing of an agreement relating to the sale of Melamine Chemicals Inc.'s patented high-pressure melamine production technologies to DSM Melamine B.V.

      A Form 8-K dated March 25, 1997 was filed by the Company announcing the closing date for the sale of technology.

      A Form 8-K dated April 3, 1997 was filed by the Company relating to the definitive agreement executed with DSM.

      A Form 8-K dated April 17, 1997 was filed by the Company relating to the financial results for the three and nine month periods ended March 31, 1997.

      A Form 8-K dated June 30, 1997 was filed by the Company relating to an unsolicited proposal by Ashland, Inc. to acquire all of Melamine's outstanding stock that Ashland does not currently own.

      A Form 8-K dated July 18, 1997 was filed by the Company relating to the financial results for the year ended June 30, 1997.

      A Form 8-K dated August 15, 1997 was filed by the Company relating Ashland's increased offer to purchase the Company.

      A Form 8-K dated August 26, 1997 was filed by the Company relating to its financial advisor's, Goldman, Sachs & Co.'s, continuing review of Ashland's offer and other available alternatives.

      A Form 8-K dated August 27, 1997 was filed by the Company relating to Ashland Inc. confirming its offer of August 14 to purchase all of the issued and outstanding shares of the Company that it does not own.

      A Form 8-K dated September 8, 1997 was filed by the Company announcing that it has temporarily reduced its melamine production due to equipment repairs being performed by its primary raw materials supplier, Triad Nitrogen Inc.


                                                           SCHEDULE II
                           MELAMINE CHEMICALS, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
==================================================================================

                                              Additions-
                                  Balance at  amounts   Deductions-     Balance at
                                  beginning   charged   toreceivables     end of
Description                       of Year     expense   written off        Year
----------------------------------------------------------------------------------
Allowance for doubtful accounts
   Year ended June 30, 1997       $150,000    $25,000        Nil         $175,000
   Year ended June 30, 1996       $150,000     25,486     25,486         $150,000
   Year ended June 30, 1995       $150,000        Nil        Nil         $150,000
----------------------------------------------------------------------------------



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 1997.

                                    MELAMINE CHEMICALS, INC.

                                    /S/ FREDERIC R. HUBER
                                    ---------------------
                                    Frederic R. Huber
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.


       Signature                           Title                 Date

/s/ JAMES W. CROOK                  Chairman of the Board  September 26, 1997
------------------
(James W. Crook)

/s/ CHARLES M. MCAULEY              Director               September 26, 1997
----------------------
(Charles M. McAuley)

/s/ SCOTTY B. PATRICK               Director               September 26, 1997
---------------------
(Scotty B. Patrick)

/s/ R. MICHAEL SUMMERFORD           Director               September 26, 1997
-------------------------
(R. Michael Summerford)

/s/ DANIEL D. RENEAU, JR.           Director               September 26, 1997
-------------------------
(Daniel D. Reneau, Jr.)

/s/ NILON H. PRATER                 Director               September 26, 1997
-------------------
(Nilon H. Prater)

/s/ DAVID J. D'ANTONI               Director               September 26, 1997
---------------------
(David J. D'Antoni)

/s/ WAYNE D. DELEO                  Vice President and     September 26, 1997
------------------                  Chief Financial Officer
(Wayne D. DeLeo)
(Principal Financial and
  Accounting Officer)

Exhibit Index

Exhibit No.              Description

3.4         Amendment No. 2 to the Amended By-laws.

10.2 Amendment to Feedstock Agreement dated January 1, 1997 by and between the Company and First Mississippi.

10.3 Standby Feedstock Agreement dated July 1, 1998, by and between the Company and First Mississippi.

10.10       1996 Long-Term Incentive Plan.

10.11       Employee 401(K) Thrift Plan and related Trust (Restated 1996).

10.12       Amendment No. 1 to Employee 401(K) Thrift Plan.

10.13       Amendment No. 2 to Employee 401(K) Thrift Plan.

10.14 Amended and Restated Retirement Plan for Employees of the Company including First Supplement and related Trust. (The related Trust is incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-15181).

10.15       Amendment No. 1 to the Retirement Plan.

10.17       Schedule describing differences between Indemnity Agreements.

10.18       Description of Annual Incentive Plan.

10.20       Form of Single Trigger Change of Control Severance Agreement.

10.21 Schedule describing differences between Single Trigger Change of Control Agreement.

10.22       Form of Double Trigger Change of Control Severance Agreement.

10.23 Schedule describing differences between Double Trigger Change of Control Agreement.

10.24       Form of renewal of Change of Control Agreements.

10.26 $5 million 5.94% Promissory Note due 2000 dated April 3, 1997, DSM Melamine B.V. to the Company.

10.27 $5 million 6.23% Promissory Note due 2005 dated April 3, 1997, DSM Melamine B.V. to the Company.

24.1        Consent of KPMG Peat Marwick LLP.