Form 10-K/A
period 1997-06-30
MELAMINE CHEMICALS INC
filed 1997-10-28
CIK 816955

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K/A

                            AMENDMENT NO. 1


X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended June 30, 1997 or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

      The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at September 5, 1997 was approximately $21,427,000.

      The number of shares of the Registrant's common stock, par value one cent ($.01) per share, outstanding at October 20, 1997 was 5,627,934.

                  DOCUMENTS INCORPORATED BY REFERENCE

      None.



      Melamine  Chemicals,   Inc.  (the  "Company")  hereby  amends  and
supplements the following items of its Annual Report on Form 10-K for the year ended June 30, 1997, to read in their entirety as follows:


                                   PART II
Item 6.  Selected Financial Data

                                      (In thousands, except per share and
                                                operating data)
                                      -----------------------------------
                                           Fiscal Year Ended June 30,
                                      -----------------------------------
                                   1997      1996      1995      1994      1993
                                 --------  --------  --------  --------  --------
Operations Statement Data:
Net sales                        $ 59,978  $ 55,619  $ 45,501  $ 39,085  $ 35,423
Cost of Sales                      51,142    46,976    38,204    41,670    37,353
                                 --------  --------  --------  --------  --------
  Gross profit (loss)               8,836     8,643     7,297    (2,585)   (1,930)
Selling, general and
  administrative
  expenses                          3,512     3,293     2,994     2,820     3,285
Research and development
  costs                               250       229       230       182       129
                                 --------  --------  --------  --------  --------
   Operating income (loss)          5,074     5,121     4,073    (5,587)   (5,344)
Other income (expense), net        17,844(1) (1,106)      205     1,168      (266)
  Earnings (loss) before         --------  --------  --------  --------  --------
    income tax
    expense (benefit)              22,918     4,015     4,278    (3,919)   (5,610)
Income tax expenses (benefit)       8,176     1,285       945    (1,411)   (2,019)
                                 --------  --------  --------  --------  --------
  Net earnings (loss)            $ 14,742     2,730     3,333    (2,508)   (3,591)
                                 ========  ========  ========  ========  ========
Earnings (loss) per common       $   2.63      0.50      0.60     (0.46)    (0.66)
  share                          ========  ========  ========  ========  ========

Dividends per common share       $   0.00      0.00      0.00      0.00      0.00
                                 ========  ========  ========  ========  ========
___________________

(1) Includes $17.4 million from sale of technology in April 1997.



                                PART III

Item 10.   Directors and Executive Officers of the Registrant

                      THE BOARD OF DIRECTORS

General

      The common stock, $.01 par value per share, of the Company (the "Common Stock") is the only class of voting securities of the Company outstanding. Each share of Common Stock entitles the holder to cast one vote with respect to matters submitted to the Company's stockholders for their consideration or approval. As of October 20, 1997, there were 5,627,934 shares of Common Stock outstanding. Pursuant to authority granted to it under the Company's by-laws, the Board has fixed the size of the Board at eight members. All eight of the Company's directors serve staggered three-year terms. Each director holds office until such director's successor is elected and qualified or until such director's earlier resignation or removal. Vacancies in the Board may be filled by the Board; any director chosen to fill a vacancy will hold office until the next election of directors for the class of directors to which he has been allocated or until his successor is elected and qualified.

Right of Offeror to Designate Directors

      On October 15, 1997, MC Merger Corp. ("Offeror"), a Delaware corporation, commenced a tender offer (the "Offer") for all of the outstanding Common Stock at a cash price of $20.50 per share pursuant to an Agreement and Plan of Merger, dated October 9, 1997 (the "Merger Agreement"), among Offeror, Borden Chemical, Inc. ("Parent"), a Delaware corporation and wholly owned by Borden Inc. ("Borden"), a New Jersey corporation, and the Company. Offeror is a wholly owned subsidiary of Parent. The Merger Agreement provides that upon acceptance for payment for the shares of Common Stock by the Offeror pursuant to the Offer, the Offeror will be entitled to designate such number of directors, rounded up to the next whole number, that will provide the Offeror with representation on the Board equal to at least that number of directors equal to the product of (i) the total number of directors on the Board and (ii) the percentage that the number of shares of Common Stock purchased pursuant to the offer bears to the number of Shares outstanding, and the Company is required, at such time, at the option of the Offeror to either increase the size of the Board or to use its best efforts to cause the appropriate number of directors to resign and the Offeror's designees to be appointed or elected. Until the consummation of the Merger, the Company is required to maintain on the Board, to the extent they are willing to serve, at least three directors who were directors on October 9, 1997 and who are not designees, officers, directors, employees or affiliates of Parent or the Offeror, or employees of the Company.

Offeror Designees

      The Offeror and Parent have advised the Company that they currently intend to designate one or more of the persons listed on
Schedule I to the Offer  to  Purchase,  dated  October 15, 1997 (Exhibit
99.1 hereto and incorporated herein by reference), to serve as directors of the Company. The Offeror and Parent have advised the Company that each such person has consented to serve, if so designated.


Current Directors of the Company

      The following table sets forth certain information as of October 20, 1997 regarding the current directors of the Company. Unless otherwise indicated, each director has been engaged in the principal occupation shown for more than the past five years.


Name, Age, Principal Occupation and         Director            Term
Directorships in Other Public Corporations   Since             Expires
------------------------------------------  --------           -------

Nilon H. Prater, 68                           1991              1997
   Retired corporate executive;
   Director, Calgon Carbon Corporation;
   Director, Harsco Corporation;
   Director, Koppers Industries, Inc.

Daniel D. Reneau, 57                          1987              1997
   President, Louisiana Tech University

David J. D'Antoni, 52                         1992              1998
   President, Ashland Chemical Company and
   Senior Vice President, Ashland Inc.;
   Director, State Auto Financial Corporation

Frederic R. Huber, 62
   President and Chief Executive Officer,     1996              1998
   Melamine Chemicals, Inc.

R. Michael Summerford, 49                     1983              1998
   Vice President and Chief Financial Officer,
   ChemFirst, Inc. (or a predecessor company);
   Director, Getchell Gold Corporation

James W. Crook, 67                            1972              1999
   Chairman of the Board of the Company;
   Director, ChemFirst, Inc.

Charles M. McAuley, 64                        1979              1999
   Retired corporate executive(1)

Scotty B. Patrick, 62                         1968              1999
   Group Vice President, Petrochemical and
   Technical, Ashland Chemical Company

--------------

(1)   From   April  1992  to  August  1994,  Mr. McAuley   served   as
      President,   Chief Executive   Officer   and  a  Director  of
      FirstMiss Gold Inc.
                                     ________________

      During the fiscal year ended June 30, 1997, the Board held five meetings. All of the directors attended 75% or more of the aggregate number of meetings of the Board and committees of which they were members.

      The Board has no nominating committee. The Board has an Audit Committee on which Messrs. Patrick, Prater and McAuley serve. The Audit Committee has general responsibility for meeting from time to time with representatives of the Company's independent public accountants in order to obtain an assessment of the financial position and results of operations of the Company and to report to the Board with respect thereto. The Committee met two times during fiscal year 1997. The Board also has a Personnel and Compensation Committee (the "Compensation Committee") on which Messrs. Prater, Summerford and Reneau serve. The Compensation Committee has general responsibility for the administration of certain of the Company's employee benefit plans and of the Company's compensation structure. The Compensation Committee met four times during fiscal year 1997. The Long-Term Incentive Plan Committee, on which Messrs. Reneau and Prater serve, administers the 1996 Incentive Plan and determines the type, size and recipients of awards granted thereunder. This committee met once during fiscal year 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and greater-than-10% stockholders to file with the SEC reports of beneficial ownership of the Company's Common Stock. During 1997, Mr. William A. Sorensen, the Company's Vice President of Sales and Marketing, inadvertently filed late one report relating to one transaction.


Item 11.   Executive Compensation


            EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS
                            WITH MANAGEMENT


Summary of Executive Compensation

      The following table sets forth information with respect to compensation paid by the Company for services rendered in all capacities during the fiscal years ended June 30, 1995, 1996 and 1997 by the Company's Chief Executive Officer and each other executive officer who received compensation totaling $100,000 or more for services rendered during the most recently completed fiscal year.


                    Summary Compensation Table

                                                     Long-Term
                                                    Compensation
                                                    ------------
                            Annual Compensation    Number of Shares
                           -----------------------
Name and Principal         Fiscal                     Underlying    All Other
    Position                Year    Salary   Bonus     Options   Compensation(1)
------------------         ------   ------   -----     -------   ---------------
Frederic R. Huber           1997  $209,250  $198,361    10,000        $8,370
  President and Chief       1996   191,735    71,050    15,000         7,669
  Executive Officer         1995   179,907    86,394    15,000         7,196

Wayne D. DeLeo              1997 $ 140,828  $101,550    10,000        $5,440
  Vice President and        1996   120,185    44,100    10,000         4,635
  Chief Financial Officer   1995   109,859    28,547    7,500          4,233

Martin F. Lapari            1997 $ 135,013   $96,376    10,000        $5,216
  Vice President of         1996   114,841    42,140    10,000         4,429
  Manufacturing and         1995   104,976    27,277     7,500         4,045
  Engineering

William A. Sorensen         1997 $ 110,750   $72,074     7,500        $4,430
  Vice President of         1996   100,372    37,100     5,000         4,015
  Sales and Marketing       1995    95,457    20,684         0         1,935

(1) Amount represents the Company's matching contribution to the 401(k) retirement plan.



Stock Options

      Set forth below is information on stock options  granted in fiscal
1997:


                      Option Grants in Last Fiscal Year

                              Individual Grants
                   ----------------------------------------
                    Number of
                   Securities   Percent of Total                        Potential Realizable Value at Assumed
                   Underlying  Options Granted to  Exercise                  Annual Rates of Stock Price
                    Options      Employees in       Price   Expiration       Appreciation for Option Term

                                                                             ----------------------------
   Name            Granted(1)     Fiscal Year     ($/Share)    Date              5% ($)       10% ($)
-----------------  ----------     -----------     ---------  --------          ----------   -----------
Frederic R. Huber    10,000          17.4%         $7.125    8/13/06             $44,809     $113,554
Wayne D. DeLeo       10,000          17.4%          7.125    8/13/06              44,809      113,554
Martin F. Lapari     10,000          17.4%          7.125    8/13/06              44,809      113,554
William A. Sorensen   7,500          13.0%          7.125    8/13/06              33,607       85,166

__________________
(1) The  options  become  exercisable  in three equal annual  increments beginning one year after they are granted  except that upon a change of control all options, whether exercisable  or  not, are terminated in exchange for their cash value.  Accordingly, all  options will be terminated  and  surrendered in exchange for their cash  value  upon consummation of the Offer.

                                ___________________


      Set forth below is information on the options exercised in fiscal 1997 and the fiscal year-end value of unexercised options to purchase Common Stock held by the named executives:

                             Aggregate Option Exercises
               in Last Fiscal Year and Fiscal Year-end Option Values

                                          Number of Securities
                                                Underlying                 Value of Unexercised
                   Number of               Unexercised Options             in-the-money Options
                Shares Acquired   Value     at Fiscal Year-End              at Fiscal Year-End
   Name           on Exercise   Realized Exercisable/Unexercisable(1)  Exercisable/Unexercisable(1)
----------------- -----------   -------- ----------------------------  ----------------------------
Frederic R. Huber   40,000      $190,000       35,000/25,000                 $258,750/147,500
Wayne D. DeLeo      17,500        98,125       23,333/19,167                   79,790/115,210
Martin F. Lapari         0             0       35,833/19,167                  131,665/115,210
William A. Sorensen      0             0       16,667/10,833                  120,835/66,353

__________________
(1) The options become exercisable in three equal annual increments beginning one year after they are granted except that upon a change of control all options, whether exercisable or not, are terminated in exchange for their cash value.  Accordingly, all options will be terminated and surrendered in exchange for their cash value upon consummation of the Offer.

                                ___________________

Compensation Pursuant to Plans

Retirement Plans

    The Company funds a qualified defined benefit retirement plan and related trust (the "Retirement Plan") covering all employees of the Company who have completed six months of employment and worked at least 1,000 hours. An employee becomes fully vested after five years. Retirement Plan benefits are based on the participant's highest average base monthly compensation for any successive five-year period preceding retirement or termination of employment and are not subject to reduction for Social Security benefits. Retirement income payable to a participant is equal to the sum of 1.4% of that portion of highest average monthly compensation that is not in excess of $600, plus 1.8% of his or her highest average base monthly compensation in excess of $600, multiplied by years of service.

    A participant may select one of five alternative payment options under the Retirement Plan, including the Ten Years Certain and Life Option, the Life Option, the Joint Annuitant Option, the Joint and 66 2/3% Survivor Option or the lump-sum distribution. Except for lump sum distribution and the Life Option, each of these options allows for the payment of benefits to the participant's dependents upon the participant's death. Each payment option has the same actuarial value at commencement, but monthly payments vary according to the alternative selected. The benefit formula notwithstanding, the annual retirement benefit cannot exceed the maximum benefit allowed under Section 415(b) of the Internal Revenue Code. For 1997, the maximum annual benefit is $125,000.

    In fiscal year 1995, the Company adopted a Supplemental Retirement Plan (the "Supplemental Plan") to supplement Retirement Plan benefits that are limited under federal law. The supplemental annual payment under this plan is equal to the excess of the participant's benefits calculated under the Retirement Plan over the maximum benefit permitted by law. The Compensation Committee approves all employees covered under the Supplemental Plan. Mr. Huber is the only employee currently covered by the Supplemental Plan.

    The following table reflects annual retirement benefits that a participant with the years of service and the salary levels indicated below can expect to receive under the Retirement Plan and, in the case of Mr. Huber, the Supplemental Plan upon retirement at age 65. The table assumes that benefits are paid pursuant to the Ten Years Certain and Life Option. Covered compensation for each of the named officers equals the amount of salary reported in the Summary Compensation Table. As of June 30, 1997, Messrs. Huber, DeLeo, Lapari and Sorensen had 5, 9, 14 and 3 years of credited service, respectively.


                                       Years of Service
                    -------------------------------------------------------
                     5         10          15        20         25       30
                   -----     ------      ------    ------     ------   ------
Remuneration
 $100,000        $ 8,856    $17,712     $26,568   $35,424    $44,280  $53,136
  125,000         11,106     22,212      33,318    44,424     55,530   66,636
  150,000         13,356     26,712      40,068    53,424     66,780   80,136
  175,000         15,606     31,212      46,818    62,424     78,030   93,636
  200,000         17,856     35,712      53,568    71,424     89,280  107,136
  225,000         20,106     40,212      60,318    80,424    100,530  120,636
  250,000         22,356     44,712      67,068    89,424    111,780  134,136


Change of Control Severance Agreements

      The Company has entered into agreements with Messrs. Huber, DeLeo, Lapari, and Sorensen providing for severance benefits if the officer's employment is terminated for the reasons described below during a two-year period following a change in control of the Company. The severance benefit is equal to the sum of (i) two times the sum of the officer's annual salary and bonus; (ii) any accrued and unpaid or deferred benefits, including accrued salary, vacation pay and accrued bonus, and
(iii) the actuarial difference between (a) the amount the officer would receive under the Retirement Plan and the Supplemental Plan if he were employed for the two-year period following termination and (b) the amount paid or payable thereunder at the time of termination. The agreement also provides for the continued provision of benefits under the Company's welfare benefit plans, practices, policies and programs.

      Severance benefits under these agreements are payable to Messrs. Huber and DeLeo upon termination of employment by the Company other than for disability or cause, as defined therein, or by the officer for any reason. Such severance benefits are payable to Messrs. Lapari and Sorensen upon termination of employment by the Company other than for disability or cause, as defined therein, or by the officer for good reason, as defined therein. In no event, however, may severance benefits payable under such agreements exceed the amount allowable to the Company as a deduction for federal tax purposes under applicable law.

Compensation of Directors

      During the period July 1, 1996 through June 30, 1997, non-employee directors were compensated for their services at the rate of $800 per month and $800 per day for attendance at board and committee meetings. The chairman of each committee receives an additional $100 per meeting. Each non-employee director is also entitled to receive a grant of stock options each year. The number of options granted to each non-employee director is equal to the amount of cash compensation paid to the director by the Company for services as a director during the preceding twelve months divided by the per share fair market value of the Common Stock. On November 13, 1996, Mr. McAuley was granted an option to purchase 1,909 shares; Mr. Prater was granted an option to purchase 1,698 shares; and Messrs. Reneau and Summerford were each granted an option to purchase 1,923 shares. Messrs. D'Antoni and Patrick have waived their right to receive directors' fees and options. Directors are reimbursed for travel expenses to and from meetings upon request. No fees are paid for informal meetings or meetings held by telephone conference call. The Company furnishes each director with $50,000 in accidental death and dismemberment insurance protection at an annual premium cost of approximately $31 per director.

Compensation Committee Interlocks and Insider Participation

      Messrs. Prater, Reneau and Summerford serve on the Compensation Committee and Messrs. Prater and Reneau also serve on the Long-Term Incentive Plan Committee. Mr. Crook, Chairman of the Board of the
Company, is a member of the Board of Directors of ChemFirst and Mr. Summerford is an executive officer of ChemFirst. As indicated in
Item 12 below, ChemFirst holds approximately 22.7% of the outstanding Common Stock.

Compensation Committee and Long-Term Incentive Plan Committee Report on Executive Compensation

Policies and Programs

      The Company seeks to attract and retain executive officers who, in the judgment of the Board, possess the skill, experience and motivation to contribute significantly to the long-term success of the Company and enhance value for the Company's stockholders. The Compensation Committee and Long-Term Incentive Plan Committee follow a compensation policy designed to compensate the Company's executive officers with both cash and equity-based compensation in a program that takes into account both individual performance and contribution to corporate results.

      The compensation policies followed by these committees involve three components--base salary, annual incentive and long-term incentive compensation. Base salary compensation is determined by the impact the executive has on the Company, the skills and experience the executive brings to the job, competition in the marketplace for those skills and the potential of the executive in the job. The Compensation Committee reviews and approves base salary annually based on the executive's performance in comparison to the Board's and the Chief Executive Officer's expectations. In addition, the Compensation Committee in 1997 retained a consultant to assist in the determination of base salary.

      Annual incentive compensation payments for fiscal year 1997 under the Company's Annual Incentive Award Plan were based on a computation of the Company's rate of return on equity for the fiscal year compared to the prime rate during that period. Individual awards were also influenced by the Compensation Committee's evaluation of each individual's overall performance during the fiscal year. If in any fiscal year the Company does not have net earnings, the Company's executives will not be eligible for any payments under the Annual Incentive Award Plan. The Plan is reviewed annually to determine if changes and modifications are needed.

      Long-term incentive compensation generally consists of stock options awarded by the Long-Term Incentive Plan Committee. The size of a stock option award is based primarily on the executive's potential to contribute to the long-term growth of the Company. The value of the option once it vests (generally over a three-year period) depends upon the Company's performance as evidenced by the price appreciation of its Common Stock at the time the option is exercised. The Company's long-term incentive compensation is designed to provide significant financial rewards to the executives when shareholder value is added. The Company's long-term incentive compensation also attempts to align more closely the executive's interests with those of the Company's shareholders.

Chief Executive Officer Compensation in 1997

      At its February 5, 1997 meeting, the Compensation Committee reviewed Mr. Huber's performance as Chief Executive Officer of the Company during the prior year. The report of an outside consultant was also reviewed to determine how Mr. Huber's salary compared to others in similar positions. Based upon its review of his performance and the result of the consultant's report, the Compensation Committee increased Mr. Huber's salary effective January 1, 1997 from $203,000 to $215,500. A subsequent salary increase in August 1997 to $238,250 brought Mr. Huber's salary up to the median salary level for comparable executives of similarly-situated companies.

      On August 14, 1996, the Long-Term Incentive Plan Committee granted Mr. Huber an option to purchase 10,000 shares of Common Stock at $7.125 per share (the market price at the date of grant) to compensate Mr. Huber for the role he was expected to play in the improvement of the Company's performance and in creating shareholder value in the future. Based on the Company's return on equity for fiscal year 1997 and the Compensation Committee's evaluation of Mr. Huber's performance during fiscal year 1997, the Compensation Committee, at its August 6, 1997 meeting, awarded him incentive compensation totaling $198,361.

Section 162(m)

      Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the Company's tax deduction to $1 million for compensation paid to the most highly paid executive officers in a single year. An exception to the $1 million limit is provided for "performance-based compensation" that meets certain requirements, including stockholder approval. The 1996 Long-Term Incentive Plan has been structured to ensure that grants of options under the Plan will qualify as "performance based compensation" and be excluded in calculating the $1 million limit under Section 162(m).

Personnel and Compensation Committee:      Long-Term Incentive Plan Committee:
  Nick H. Prater  Daniel D. Reneau          Nick H. Prater   Daniel D. Reneau
      R. Michael Summerford

Performance Graph

      The following graph compares the cumulative total shareholder return on the Company's Common Stock for the last five fiscal years with the CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and an index composed of a group of peer issuers. The members of the peer group were selected by the Company based upon size and type of business. The peer group includes the following companies: Kinark Corporation, High Plains Corporation and Detrex Corporation.


                      [PERFORMANCE GRAPH OMITTED]

                                 Total Return for the Fiscal Year
                    ---------------------------------------------------------
                      1992     1993       1994      1995      1996     1997
                     ------   ------     ------    ------    ------   ------
Melamine Chemicals    100     110.53     129.6     189.47    192.12    89.47
Nasdaq US             100     125.76     126.97    169.48    217.57   264.59
Peer Group            100      97.72     115.12    111.56     81.95    88.31


Item 12.   Security Ownership of Certain Beneficial Owners and
Management

              SECURITY HOLDINGS OF DIRECTORS, EXECUTIVE OFFICERS
                        AND CERTAIN BENEFICIAL OWNERS

Security Holdings of Directors and Executive Officers

      The following table sets forth certain information as of October 20, 1997 concerning the beneficial ownership of the Company's Common Stock by each director and each executive officer named in the Summary Compensation Table appearing elsewhere herein. Unless otherwise noted, all shares shown as beneficially owned are held with sole voting and investment power.

                                             Amount           Percent
                                          Beneficially           of
Name                                         Owned             Class
----                                      ------------        -------
Current Directors and Executive Officers
James W. Crook                              121,667(1)           2.1%
David J. D'Antoni                            11,370(2)            (3)
Frederic R. Huber                            86,141(4)           1.5%
Charles M. McAuley                            2,109(5)            (3)
Scotty B. Patrick                            21,000               (3)
Nick H. Prater                                2,698(6)            (3)
Daniel D. Reneau                              2,547(7)            (3)
R. Michael Summerford                         2,123(8)            (3)
Wayne D. DeLeo                               57,042(9)           1.0%
Martin F. Lapari                             53,589(10)           (3)
William A. Sorensen                          30,834(11)           (3)

Offeror Designees
Persons listed on Schedule 1 to
the Offer to Purchase                        ---------            (3)

All directors, Offeror Designees and
 executive officers as a group              391,120(12)          6.5%

-----------

(1) Includes 56,667 shares which Mr. Crook may purchase under immediately exercisable options. Does not include 1,275,000 shares held by ChemFirst with respect to which Mr. Crook shares voting and investment power as a member of the ChemFirst Board of Directors.
(2)  Includes 10,870 shares owned by Mr. D'Antoni's wife and son.
(3)  Less than 1%.
(4) Includes 800 shares owned by Mr. Huber's wife, children and mother-in-law and 63,333 shares which Mr. Huber may purchase under immediately exercisable options.
(5) Includes 1,909 shares which Mr. McAuley may purchase under immediately exercisable options.
(6) Includes 1,698 shares which Mr. Prater may purchase under immediately exercisable options.
(7) Includes 24 shares owned by Mr. Reneau's son and 1,923 shares which Mr. Reneau may purchase under immediately exercisable options.
(8) Includes 1,923 shares which Mr. Summerford may purchase under immediately exercisable options.
(9) Includes 47,500 shares which Mr. DeLeo may purchase under immediately exercisable options.
(10) Includes 40,000 shares which Mr. Lapari may purchase under immediately exercisable options.
(11) Includes 30,834 shares which Mr. Sorensen may purchase under immediately exercisable options.
(12) Includes 238,334 shares that executive officers may purchase under immediately exercisable options.


Holdings of Certain Beneficial Owners

                              The following table sets forth information
regarding ownership of the Company's Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise noted, all shares shown as beneficially owned are held with sole voting and investment power.

                                             Amount           Percent
                                          Beneficially           of
Name and Address                             Owned             Class
----------------                          ------------        -------
Ashland Inc.                              1,275,000(1)         22.7%
   5200 Blazer Parkway
   Dublin, OH 43017
ChemFirst, Inc.                           1,275,000(2)         22.7%
   700 North Street
   Jackson, MS  39215-1249
The Killen Group, Inc.                      465,925(3)          8.3%
   1189 Lancaster Avenue
   Berwyn, PA  19312
Laifer Capital Management, Inc.             430,300(4)          7.6%
   45 West 45th Street
   New York, NY  10036
Dimensional Fund Advisors, Inc.             370,000(5)          6.6%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA  90401
SAFECO Corporation                          326,200(6)          5.8%
   SAFECO Plaza
   Seattle, WA  98185

------------

(1) As reported on Amendment No. 3 to Schedule 13D dated October 10, 1997 and filed with the SEC.
(2) As reported on Schedule 13G dated February 8, 1988 and filed with the SEC. Pursuant to a Tender Agreement, dated October 9, 1997, between ChemFirst, Parent and Offeror, Parent and Offeror now hold voting power of these Shares with respect to certain matters as described more fully in a Tender Offer Statement on Schedule 14D-1, dated October 15, 1997, filed by Offeror.
(3) As reported on Amendment No. 4 to Schedule 13G dated February 14, 1997 and filed with the SEC. Sole voting power is held only with respect to 144,500 of such shares.
(4) As reported on Form 13F dated August 13, 1997 and filed with the SEC. Sole voting power is held only with respect of 294,900 of such shares.
(5) As reported on Amendment No. 5 to Schedule 13G dated February 5, 1997 and filed with the SEC. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 370,000 shares of the Common Stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Sole voting power is held only with respect of 252,900 of such shares.
(6)  As reported on Form 13F dated June 30, 1997 and filed with the SEC.

Item 13.   Certain Relationships and Related Transactions

   Furnished below is information regarding certain transactions in which executive officers, directors and principal stockholders of the Company had an interest during the fiscal year ended June 30, 1997.

   Prior  to  its  initial  public  offering in 1987,  the  Company  was operated as a joint venture between First Mississippi Corporation ("First Mississippi") and Ashland. As participants in a joint venture, Ashland and First Mississippi negotiated the terms of many significant contracts to which the Company is a party. Certain of those contracts were with Ashland and First Mississippi, and, although the Company did not negotiate such contracts at arm's-length, the Company believes that its current commercial relationships with Ashland and First Mississippi are on terms no less favorable than could be obtained from unaffiliated third parties.

   Feedstock Supply Agreement. From fiscal year 1987 to December 23, 1996, the Company obtained all of its raw materials (urea and anhydrous ammonia) from First Mississippi and Mississippi Chemical Corporation ("Mississippi Chemical"), an unrelated party, out of the production of Triad Chemical, a joint venture between First Mississippi and Mississippi Chemical. Until mid-1988, First Mississippi provided all of the Company's urea and anhydrous ammonia out of its share of Triad's production under a feedstock supply agreement. In July 1988, the Company agreed to an assignment in which one-half of First Mississippi's obligation under the feedstock supply agreement was assigned to
Mississippi Chemical, and First Mississippi executed a stand-by agreement pursuant to which it agreed to supply urea and anhydrous ammonia to the Company to the extent of the assignment if Mississippi Chemical wrongfully ceased to make deliveries. The prices paid by the Company for urea and anhydrous ammonia relate to their market prices. From July 1, 1996 through December 23, 1996, the Company paid First Mississippi approximately $5.4 million for urea and anhydrous ammonia. On December 23, 1996, First Mississippi spun-off certain of its assets, including its investment in the Company, to ChemFirst and thereafter merged with Mississippi Chemical, so that the Company's feedstock agreement is now with Triad Nitrogen, Inc. ("TNI") and guaranteed by Mississippi Chemical, both unrelated parties. On October 9, 1997, the Company entered into a new feedstock agreement with TNI and Mississippi Chemical as guarantor of TNI's obligations thereunder.

   Payments to Triad for Certain Goods and Services. The Company obtains certain utilities and services from Triad, including clarified water, demineralized water and certain of its steam and air. In addition, the Company has agreed to share the expenses of certain basic services required for the operation of the Company's and Triad's facilities including, among others, a guard force, telephone equipment, road maintenance and shared legal costs. The Company's payment for services provided under the agreement is based on the actual cost of such services plus an overhead fee of 25%. The agreement may be terminated by either party without cause upon one year's notice or the shutdown of either Triad's or the Company's facilities. Prior to the December 23, 1996 spin-off referred to in the proceeding paragraph, Triad was 50% owned by First Mississippi. Payments for such services to Triad from July 1, 1996 through December 23, 1996 were approximately $208,000.

                                   PART IV


Item 14.   Exhibits, Financial Statement Schedules and  Reports  on Form
8-K

(a)1. Financial Statements

      See Item 8 of PART II of this report.

   2. Financial Statement Schedules

      See Item 8 of Part II of this report.

   3. Exhibits

      2 Agreement and Plan of Merger, dated as of October 9, 1997, among Borden Chemical, Inc., MC Merger Corp. and the Company.1

      3.1 Restated Certificate of Incorporation of the Company.2

      3.2 Amended By-laws of the Company.2

      3.3 Amendment No. 1 to the Amended By-laws.3

      3.4 Amendment No. 2 to the Amended By-laws.*

      4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Restated Certificate of Incorporation andAmended By-laws defining the rights of holders of Common Stock.

      4.2 Specimen of Common Stock Certificate.2

      4.3 Registration Rights Agreement by and among the Company, Ashland and First Mississippi.2

      4.4 Rights Agreement dated November 15, 1990 between the Company and Wachovia Bank and Trust Company, N.A. (now Wachovia Bank, N.A.) as Rights Agent.4

      4.5 Amendment to Rights Agreement, dated as of August 7, 1991.4

      4.6 Second Amendment to Rights Agreement,  dated  as  of August 3,
          1994.4

      4.7 Third  Amendment  to Rights Agreement, dated as of October  9,
          1997.1

      4.8 Fourth Amendment to  Rights  Agreement, dated as of October 9,
          1997.1

      10.1 Feedstock Agreement, dated as of July 1, 1997, by and among the Company, Triad Nitrogen, Inc. and Mississippi Chemical Corporation as guarantor of Triad Nitrogen, Inc.'s obligations thereunder.

      10.2 Standby Feedstock Agreement, dated July 1, 1988, by and between the Company and First Mississippi.*

      10.3 MCI/Triad Intercompany Agreement, dated June 10, 1987, by and between the Company and Triad.2

      10.4 Gas Sales Contract, dated August 1, 1986, by and between Pontchartrain Natural Gas System and the Company.2

      10.5 Site  Lease  Agreement,  dated  November 4, 1970, and July  1,
           1972,   by   and  among  Triad,  First  Mississippi,   MisCoa,
           Mississippi Chemical Corporation, Ashland and the Company.2

      10.6 Assignment of Lease, dated July 23, 1987, by and among Triad, First Mississippi, Mississippi Chemical Corporation, Ashland and the Company.2

      10.7 Amended and Restated Long-Term Incentive Plan.2

      10.8 Second Amended and Restated Long-Term Incentive Plan.5

      10.9 1996 Long-Term Incentive Plan.*

      10.10 Employee 401(K) Thrift Plan and  related  Trust (Restated
            1996).*

      10.11 Amendment No. 1 to Employee 401(k) Thrift Plan.*

      10.12 Amendment No. 2 to Employee 401(k) Thrift Plan.*

      10.13 Amended and Restated Retirement Plan for Employees of the Company including First Supplement and related Trust. (The related Trust is incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-15181).

      10.14 Amendment No. 1 to the Retirement Plan.*

      10.15 Form of Indemnity Agreement.2

      10.16 Schedule   describing   differences   between   Indemnity
            Agreements.*

      10.17 Description of Annual Incentive Plan.*

      10.18 Form  of  Single  Trigger  Change  of  Control  Severance
            Agreement.*

      10.19 Schedule describing differences between Single Trigger Change of Control Agreement.*

      10.20 Form  of  Double  Trigger  Change  of  Control  Severance
            Agreement.*

      10.21 Schedule describing differences between Double Trigger Change of Control Agreement.*

      10.22 Form of renewal of Change of Control Agreements.*

      10.23 Technology Transfer and Technical Cooperation Agreement, dated as of February 25, 1997, by and between Melamine Chemicals, Inc. and DSM Melamine B.V. (Portions of this agreement are confidential and have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).6

      10.24 $5 million 5.94% Promissory Note due 2000, dated April 3, 1997, DSM Melamine B.V. to the Company.*

      10.25 $5 million 6.23% Promissory Note due 2005, dated April 3, 1997, DSM Melamine B.V. to the Company.*

      10.26 Site Lease and Servitude Agreement dated as of July 1, 1997 by and among Triad Nitrogen, Inc. Mississippi Chemical Corporation and the Company.


      24.1 Consent of KPMG Peat Marwick LLP.*

      27   Financial Data Schedule.

      99.1 Offer to Purchase.7

-------------

   *Filed previously

   1  Incorporated      by      reference      from      the     Company's
   Solicitation/Recommendation Statement on Form 14D-9 dated October 15,
   1997.

   2 Incorporated by reference from the Company's Registration Statement on form S-1 (Registration No. 33-15181).

   3 Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 33-20497).

   4 Incorporated by reference from the Company's Registration Statement on Form 8-A dated November 9, 1990 as amended by the Company's Form 8 dated August 20, 1991 and the Company's Form 8-A/A dated December 8, 1994.

   5 Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration N. 33-43979).

   6 Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on April 11, 1997.

   7  Incorporated      by      reference      from     the      Company's
   Solicitation/Recommendation Statement on form 14D-9 filed with the Commission on October 15, 1997.


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

      A Form 8-K dated October 10, 1997 was filed by the Company announcing the execution of the Agreement and Plan of Merger, dated October 9, 1997, between the Company, Parent and the Offeror.

      A form 8-K dated October 22, 1997 was filed by the Company announcing the first quarter earnings for the Company.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 24, 1997.

                                        MELAMINE CHEMICALS, INC.


                                        /s/  Frederic R. Huber
                                        ----------------------
                                        Frederic R. Huber
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.


       Signature                        Title                  Date

  /s/  James W. Crook           Chairman of the Board    October 24, 1997
  -------------------
    (James W. Crook)


 /s/  Charles M. McAuley               Director          October 24, 1997
 -----------------------
  (Charles M. McAuley)


 /s/  Scotty B. Patrick                Director          October 24, 1997
 ----------------------
  (Scotty B. Patrick)


/s/  R. Michael Summerford             Director          October 24, 1997
--------------------------
 (R. Michael Summerford)


                                       Director          October __, 1997
-------------------------
 (Daniel D. Reneau, Jr.)


  /s/  Nilon H. Prater                 Director          October 24, 1997
  --------------------
   (Nilon H. Prater)


                                       Director          October __, 1997
 ----------------------
  (David J. D'Antoni)


  /s/  Wayne D. DeLeo             Vice President and     October 24, 1997
  -------------------           Chief Financial Officer
    (Wayne D. DeLeo)
(Principal Financial and
  Accounting Officer)



                                EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
10.1                       Feedstock Agreement, dated as of July 1,
                           1997, by and among the Company, Triad
                           Nitrogen, Inc. and Mississippi Chemical
                           Corporation as guarantor of Triad Nitrogen, Inc.'s obligations thereunder.

10.26 Site Lease and Servitude Agreement, dated as of July 1, 1997 by and among Triad Nitrogen, Inc., Mississippi Chemical Corporation and the Company.

27                         Financial Data Schedule.