Form 10-Q
period 1997-09-30
MELAMINE CHEMICALS INC
filed 1997-10-29
CIK 816955

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1997

Commission File No. 0-16032


                            Melamine Chemicals, Inc.
                            ------------------------
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

5,627,934 shares of Melamine Chemicals, Inc. common stock $.01 par value per share were outstanding on October 29, 1997. Registrant has no other class of common stock outstanding.

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

                Part I.  Financial Information



                             MELAMINE CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                September 30,    June 30,
                                                                    1997           1997
                                                                -------------  ----------
ASSETS

Current assets:
  Cash and temporary investments                                $31,954,217    33,381,898
  Receivables:
       Trade (net of allowance for doubtful debts of
         $175,000 at September and June)                          6,688,117     8,902,384
       Other                                                        336,665       183,889
                                                                -----------    ----------
             Total receivables                                    7,024,782     9,086,273
                                                                -----------    ----------
  Inventories:
       Finished goods                                               277,000       588,000
       Supplies                                                     189,546       214,958
                                                                -----------    ----------
             Total inventories                                      466,546       802,958
                                                                -----------    ----------
  Prepaid expenses:
         Spare parts                                              2,412,392     2,179,773
         Other                                                      645,564       517,855
                                                                -----------    ----------
             Total prepaid expenses                               3,057,956     2,697,628
                                                                -----------    ----------
  Deferred income taxes                                              37,957        37,957
                                                                -----------    ----------
             Total current assets                                42,541,458    46,006,714
                                                                -----------    ----------
Plant and equipment, at cost                                     48,404,619    48,052,680
  Less accumulated depreciation                                  29,489,564    28,380,158
                                                                -----------    ----------
             Net plant and equipment                             18,915,055    19,672,522
Notes receivable                                                 10,000,000    10,000,000
Other assets                                                         78,188        70,083
                                                                -----------    ----------
                                                                $71,534,701    75,749,319
                                                                ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $ 4,833,157     5,248,930
  Accrued expenses                                                1,043,521     1,834,217
  Income taxes                                                      412,284     4,730,304
                                                                -----------    ----------
             Total current liabilities                            6,288,962    11,813,451
                                                                -----------    ----------
Deferred income taxes                                             6,926,892     6,926,892
Deferred income                                                   6,965,000     6,965,000
Stockholders' equity:
  Preferred stock of $1 par value
       Authorized 2,000,000 shares; none issued                           0             0
  Common stock of $.01 par value.  Authorized
       20,000,000 shares; issued and outstanding 5,626,934 at
       September and 5,529,900 at June                               56,269        55,299
  Additional paid-in capital                                     18,425,008    17,275,399
  Retained earnings                                              32,872,570    32,713,278
                                                                -----------    ----------
             Total stockholders' equity                          51,353,847    50,043,976
                                                                -----------    ----------
                                                                $71,534,701    75,749,319
                                                                ===========    ==========


See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    QUARTER ENDED
                                                                     SEPTEMBER 30,
                                                                  1997            1996
                                                              ------------    ------------

Net sales                                                     $ 11,841,675      15,356,718
Cost of sales                                                   10,919,862      12,974,553
                                                              ------------      ----------
        Gross profit                                               921,813       2,382,165
Selling, general and administrative expenses                     1,086,283         868,257
Research and development costs                                      73,181          63,825
                                                              ------------      ----------
        Operating profit (loss)                                   (237,651)      1,450,083

Other income (expense):
     Interest income                                               527,742          92,395
     Miscellaneous                                                 (55,838)          5,850
                                                              ------------      ----------
        Earnings before income taxes                               234,253       1,548,328
Income tax expense                                                  74,961         495,465
                                                              ------------      ----------
        Net  earnings                                         $    159,292       1,052,863
                                                              ============       =========


Earnings per common share:
     Primary                                                  $        .03             .19
                                                              ============       =========

     Fully diluted                                            $        .03             .19
                                                              ============       =========

Weighted average shares outstanding                              5,597,606       5,455,300
                                                              ============       =========
Dividends per common share                                    $       0.00            0.00
                                                              ============       =========

See accompanying notes to consolidated financial statements.

                            MELAMINE CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    QUARTER ENDED
                                                                     SEPTEMBER 30,
                                                                1997               1996
                                                            ------------       -----------
Cash flows from operating activities:
   Net  earnings                                            $    159,292        1,052,863
   Adjustments to reconcile net earnings
    to net cash provided (used) by operating
    activities:
      Depreciation                                             1,115,091        1,059,882
      Increase in deferred income taxes                                0          385,496
      Change in assets and liabilities:
        Decrease (increase) in:
          Receivables                                          2,061,491          547,358
          Inventories                                            336,412         (416,789)
          Prepaid expenses                                      (360,328)        (713,200)
       Increase (decrease) in:
          Accounts payable                                      (415,773)         580,383
          Accrued expenses                                      (790,696)        (289,856)
          Income taxes                                        (4,318,020)               0
          Amounts due to related parties                               0         (110,582)
                                                            ------------       ----------
          Cash provided (used) by operating activities        (2,212,531)       2,095,555
                                                            ------------       ----------

Cash flows from investing activities:
   Capital expenditures                                         (357,624)        (105,070)
   Decrease (increase) in other investing activities              (8,105)           3,458
                                                            ------------       ----------
          Cash used by investing activities                     (365,729)        (101,612)
                                                            ------------       ----------

   Proceeds from exercise of stock options                     1,150,579                0
                                                            ------------       ----------
          Cash from financing activities                       1,150,579                0
                                                            ------------       ----------
Increase (decrease) in cash and cash equivalents              (1,427,681)       1,993,943
                                                            ------------       ----------
Cash and cash equivalents at beginning of period              33,381,898        5,529,644
                                                            ------------       ----------
Cash and cash equivalents at end of period                  $ 31,954,217        7,523,587
                                                            ============       ==========

Suppplemental disclosure of cash flow information:
  Cash paid during the period for:
     Income taxes                                           $  4,392,981           64,711
                                                            ============       ==========
     Interest                                               $    160,000                0
                                                            ============       ==========



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

      The consolidated financial statements for the three-month periods ended September 30, 1997 and 1996 have not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

2.  CONTINGENCIES

      Various legal actions are pending against the Company which seek relief or damages, including an action seeking contribution to clean-up costs of a Superfund site by plaintiff parties identified as principally responsible by the United States Environmental Protection Agency. While the final outcome of these matters cannot be predicted with certainty at this time, management believes, after consulting with counsel, that the ultimate liability, if any, will not have a material effect on the consolidated financial position and results of operations of the Company.

3.    SUBSEQUENT EVENT

      On October 9, 1997, the Company entered into a merger agreement with Borden Chemical, Inc., a subsidiary of Borden, Inc. Under the agreement, Borden Chemical agreed to acquire the Company for $20.50 per share. The purchase of the Company's shares is subject to, among other things, the valid tender of at least 51% of the outstanding shares and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     During the first quarter of fiscal 1998, the Company's cash position decreased by $1.4 million. The decrease was due primarily to a payment of $4.4 million in income taxes, which was largely offset by earnings, non-cash expenses and a $2.1 million decrease in receivables.

     During the first quarter of fiscal 1997, the Company incurred capital expenditures of approximately $358,000. Capital expenditures are expected to total approximately $1.5 million for the fiscal year. These capital expenditures are expected to be funded out of operations and the Company's cash position.


Results of Operations

     The results for the three-month periods ended September 30, 1997 and 1996 follow:

                                                          QUARTER ENDED
                                                          SEPTEMBER 30,
                                                          -------------
                                                       1997           1996
                                                       ----           ----
     Sales:
        Millions of pounds                             21.7           28.7
        Average price/pound                            54.5(cent)     53.4(cent)
     Production:
        Millions of pounds                             20.5           27.4
        Cost of sales/pound                            50.3(cent)     45.1(cent)

     Sales volume for the first quarter of fiscal 1998 decreased by 24% compared to the same period in fiscal 1997. The decrease was due entirely to the limited production volume for the quarter. Partially offsetting the decreased volume was a 2% increase in sales prices. The price increase reflects a very strong market for melamine worldwide.

     The cost of sales for the first fiscal quarter of 1998 increased by 5.2(cent) per pound as compared to the same period last year. The cost of sales increased by 8.5(cent) per pound because the Company's raw material supplier restricted the amount of urea supply during the quarter. This restriction reduced production by approximately seven million pounds. Partially offsetting this increased cost was a reduction in the price of raw material.

     Selling, general and administrative expenses increased by $218,000 in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. The increase was due primarily to $200,000 in costs incurred in connection with the previously announced merger agreement with Borden Chemical, Inc.

     During the second quarter of fiscal 1998, the Company will take its annual maintenance shut down. The shut down is expected to last approximately three weeks and to decrease production for the quarter by approximately six million pounds. The decreased production is expected to have a negative impact on cost of sales similar to that in the first fiscal quarter of 1998. In addition, sales volume will also be negatively affected.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments during the quarter ended September 30, 1997.

Item 6.  Exhibits and reports on Form 8-K.

A.   Exhibits

          2 Agreement and Plan of Merger, dated as of October 9, 1997, among Borden Chemical, Inc., MC Merger Corp. and the Company.(1)

          3.1     Restated Certificate of Incorporation of the Company.(2)

          3.2     Amended By-laws of the Company.(2)

          3.3     Amendment No. 1 to the Amended By-laws.(3)

          3.4     Amendment No. 2 to the Amended By-laws.(4)

          4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Restated Certificate of Incorporation and Amended By-laws defining the rights of holders of Common Stock.

          4.2     Specimen of Common Stock Certificate.(2)

          4.3 Registration Rights Agreement by and among the Company, Ashland and First Mississippi.(2)

          4.4 Rights Agreement, dated November 15, 1990, between the Company and Wachovia Bank and Trust Company, N.A. (now Wachovia Bank, N.A.) as Rights Agent.(5)

          4.5     Amendment to Rights Agreement, dated as of August 7, 1991.(5)

          4.6     Second Amendment to Rights Agreement, dated as of August 3,
                  1994.(5)

          4.7     Third Amendment to Rights Agreement, dated as of October 9,
                  1997.(1)

          4.8 Fourth Amendment to Rights Agreement, dated as of October 9, 1997.(1)

          10.1 Feedstock Agreement dated as of July 1, 1997 among the Company, Triad Nitrogen, Inc. and Mississippi Chemical Corporation.(4)

          10.2 Site Lease and Servitude Agreement dated as of July 1, 1997 by and among Triad Nitrogen, Inc. Mississippi Chemical Corporation and the Company.(4)

          11      Statement re computation of per share earnings.

          27      Financial Data Schedule

          99.1    Offer to Purchase.(1)

--------------------

     (1) Incorporated by reference from the Company's Solicitation/ Recommendation Statement on Form 14D-9 dated October 15, 1997.

     (2)Incorporated by reference from the Company's Registration Statement on form S-1 (Registration No. 33-15181).

     (3)Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 33-20497).

     (4)Incorporated by reference from the Company's Annual Report on Form 10-K, as amended by the Company's Form 10-K/A, for the fiscal year ended June 30, 1997.

     (5)Incorporated by reference from the Company's Registration Statement on Form 8-A dated November 9, 1990 as amended by the Company's Form 8 dated August 20, 1991 and the Company's Form 8-A/A dated December 8, 1994.

B.   Reports on Form 8-K

     A Form 8-K dated July 18, 1997 was filed by the Company relating to the financial results for the year ended June 30, 1997.

     Form 8-K dated August 15, 1997 was filed by the Company relating to Ashland's increased offer to purchase the Company.

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

     A Form 8-K dated October 10, 1997 was filed by the Company announcing that Borden Chemical, Inc. agreed to acquire Melamine Chemicals, Inc. for $20.50 per share in a cash tender offer.

     A Form 8-K dated October 22, 1997 was filed by the Company relating to the financial results for the first quarter.

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



                                       Melamine Chemicals, Inc.
                                       -----------------------------------------
                                       (Registrant)



Date:  October 29, 1997                /s/ Fred Huber
                                       -----------------------------------------
                                       Fred Huber
                                       President & Chief Executive Officer



Date:  October 29, 1997                /s/ Wayne D. DeLeo
                                       -----------------------------------------
                                       Wayne D. DeLeo
                                       Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number
------

 11        Statement re Computation of Per Share Earnings

 27        Financial Data Schedule